Form 10QSB
period 1999-12-31
MAXPLANET CORP
filed 2000-02-01
CIK 1098685

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999.

                                MaxPlanet, Corp.
             (Exact name of registrant as specified in its charter)

Delaware                                   31-1478761
State or other                      (IRS Employer Id. No.)
jurisdiction of Incorporation)

4400 US Highway Route 9 South
Suite 2800
Freehold, New Jersey                         07728
Address of Principal Office)                Zip Code

Issuer's telephone number:    (732) 625-0770
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the registrant's Common Stock, $.0001 par value, as of January 28, 2000 is 14,538,421 shares.

                        MAXPLANET, CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              Dec. 31        March 31
                                                                1999           1999
                                                            --------------------------
                                 ASSETS
Current Assets
Cash and cash equivalents                                   $    33,562    $   953,490
Accounts receivable                                              32,544         85,332
Marketable securities, at market value                          201,027         89,582
Collections receivable, net                                     180,000             --
Inventory - Precious Stones                                      24,183         24,183
          - Furniture                                           148,530        163,932
                                                            --------------------------
                                    Total Current Assets        619,846      1,316,519

Fixed assets, net of accumulated depreciation                   363,780         70,214

Other Noncurrent Assets
Intangible property, net of accumulated amortization            860,744      1,004,704
Collections receivable, net                                     551,396        875,000
Goodwill, net of accumulated amortization                       321,160        339,239
Loans & notes receivable                                        471,568        342,550
Software development, net of accumulated amortization            44,770         54,924
Security deposit                                                 12,530         13,030
                                                            --------------------------
                                            Total Assets    $ 3,245,794    $ 4,016,180
                                                            ==========================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses                       $    73,315    $    57,902
Loan payable                                                         --        100,000
Note payable (See note)                                              --        800,000
                                                            --------------------------
                                       Total liabilities         73,315        957,902

Stockholders' Equity
Common Stock, $.0001 par value, 50,000,000 authorized,
   14,538,421 and 9,060,921 shares issued and outstanding
   in 1999 and 1998, respectively                                 1,454          1,299
Preferred Stock, 10,000,000 authorized, 0 issued
   and outstanding, $.0001 par value
Additional paid-in-capital                                    4,572,003      3,688,973
Retained deficit                                             (1,485,732)      (601,317)
Accumulated other comprehensive income                           84,754        (30,677)
                                                            --------------------------
                              Total Stockholders' Equity      3,172,479      3,058,278
                                                            --------------------------

                                                            --------------------------
              Total Liabilities and Stockholders' Equity    $ 3,245,794    $ 4,016,180
                                                            ==========================

                  The accompanying notes are an integral part of these consolidated financial statements.

                        MAXPLANET, CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                       Nine Months Ended           Three Months Ended
                                                         December 31,                 December 31,
                                                      1999          1998           1999          1998
                                                 --------------------------------------------------------
Net Sales                                        $   266,126    $   141,729    $    84,111    $    64,384
Cost of sales                                        156,444        100,069         67,254         20,023
                                                 --------------------------------------------------------
     Gross Profit                                    109,682         41,660         16,857         44,361

Selling, general & administrative expenses         1,038,339        215,367        334,927        157,098
                                                 --------------------------------------------------------

Loss before provision for taxes on income           (928,657)      (173,707)      (318,070)      (112,737)

Realized loss on sale of marketable securities       (40,538)            --        (40,538)            --
Unrealized loss on marketable securities              59,298             --         83,296             --
Interest and dividend income                          34,156          5,376         24,847          5,376
Interest expense                                      (5,264)            --         (5,264)            --
Provision for taxes on income                         (3,410)          (930)        (3,410)          (930)

                                                 --------------------------------------------------------
Net loss                                           ($884,415)     ($169,261)     ($259,139)     ($108,291)
                                                 ========================================================

                                                 --------------------------------------------------------
Basic and diluted loss per common share               ($0.06)        ($0.02)        ($0.02)        ($0.01)
                                                 ========================================================

                  The accompanying notes are an integral part of these consolidated financial statements.

                        MAXPLANET, CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months
                                                                   Ended Dec 31,
                                                                1999           1998
                                                             ----------------------
Cash flows from operating activities:
  Net loss                                                   ($884,415)   ($169,261)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation                                             14,720        3,225
       Amortization                                            184,614       33,388
       Marketable securities received                          (70,313)          --
       Unrealized gains from marketable securities              59,298           --
     Changes in operating assets and liabilities:
      (Increase) decrease in:
       Accounts receivable                                      52,788      (10,794)
       Inventory                                                15,402
       Security deposits                                           500       (1,000)
       Collections receivable                                  259,756           --
      Decrease (increase) in:
       Accounts payable                                        (15,413)     (16,553)
                                                             ----------------------
          Net cash used in operating activities               (383,063)    (160,995)
                                                             ----------------------

Cash flows from investing activities:
     Loans receivable                                         (129,018)    (174,015)
     Purchases of marketable securities                       (230,981)          --
     Additions to intangible assets                            (68,887)          --
     Repayment of loans                                             --      100,000
     Proceeds from sales of marketable securities              197,651           --
     Purchases of property and equipment                      (305,630)     (36,394)
                                                             ----------------------
          Net cash used in investing activities               (536,865)    (110,409)
                                                             ----------------------

Cash flows from financing activities:
     Net proceeds from issuance of stock                            --      350,000
                                                             ----------------------
          Net cash provided by financing activities                  0      350,000
                                                             ----------------------

Net increase in cash and cash equivalents                     (919,928)      78,596

Cash and cash equivalents, beginning of period                 953,490           --

                                                             ----------------------
Cash and cash equivalents, end of period                     $  33,562    $  78,596
                                                             ======================

                   The accompanying notes are an integral part of these consolidated financial statements.

                        MAXPLANET, CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDER'S EQUITY

                                                                                                              Accumulated
                                                                                   Additional                    Other
                                                                Common Stock        Paid-In       Retained   Comprehensive
                                                            Shares        Amount    Capital       Earnings       Income
                                                         -----------------------------------------------------------------
Balance, June 30, 1998                                     9,060,921        $906     $970,781    ($284,497)             $0
Net loss                                                                                          (316,820)
Issuance of common shares (stock sales and acquisitions)   3,927,500         393    2,718,192
Change in unrealized losses on marketable securities                                                               (30,677)
                                                         -----------------------------------------------------------------
Balance, March 31, 1999                                   12,988,421      $1,299   $3,688,973    ($601,317)       ($30,677)
Net loss                                                                                          (409,566)
Issuance of common shares (stock sales and acquisitions)     950,000          95       72,164
Change in unrealized losses on marketable securities                                                                 5,221
                                                         -----------------------------------------------------------------
Balance on June 30, 1999                                  13,938,421       1,394    3,761,137   (1,010,883)        (25,456)
Net loss                                                                                          (215,710)
Issuance of common shares (stock sales and acquisitions)     600,000          60      810,866
Change in unrealized losses on marketable securities                                                                26,914
                                                         -----------------------------------------------------------------
Balance on September 30, 1999                             14,538,421       1,454    4,572,003   (1,226,593)          1,458
Net loss                                                                                          (259,139)
Change in unrealized losses on marketable securities                                                                83,296
                                                         -----------------------------------------------------------------
Balance on December 31, 1999                              14,538,421      $1,454   $4,572,003  ($1,485,732)        $84,754
                                                         =================================================================

                   The accompanying notes are an integral part of these consolidated financial statements.

MaxPlanet, Corp.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements of Maxplanet, Corp. and Subsidiaries (the "Company") have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999, the results of operations for the nine and three month periods ended December 31, 1999 and cash flows for the nine months ended December 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements at March 31, 1999.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's audited financial statements at March 31, 1999 submitted on November 19,1999 in the Company's filing of its Form 10SB12G.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. MaxPlanet, Corp. (the "Company") was incorporated under the laws of the State of Delaware on October 26, 1982. Its corporate office is located at 4400 US Highway Route 9 South Suite 2800 Freehold, New Jersey 07728. As of December 31, 1999, it has full - time employees and owns real property in Miami, Florida. The Company intends to continue to seek to acquire, merge and or joint venture with one or more existing businesses which have existing management, through merger or acquisition, that may have potential for profit, and to that end, intends to acquire properties or businesses, or a controlling interest therein. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage. The Company currently owns property and has interests in businesses. Moreover, it has identified properties or business opportunities that it shall seek to expand and intend to operate.

B. Principles of Consolidation

The consolidated financial statements include the Company's wholly owned subsidiaries. All inter-company transactions have been eliminated in consolidation.

C. Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

D. Revenue Recognition

The Company recognizes revenue and the related costs on product sales when products are shipped.

E. Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not pay income taxes or interest expense for the reported period.

F. Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

G. Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided for on a straight-line basis with estimated useful lives ranging from 3 to 40 years.

H. Intangibles

Goodwill is amortized on a straight-line basis over 15 years. Internet domain names purchased are amortized on a straight-line basis over 5 years.

The carrying value of the long-lived assets are reviewed if the facts and circumstances suggest that such assets may be permanently impaired, in accordance with SFAS No. 121, "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Such review is based upon the undiscounted expected future operating cash flows derived from such businesses and, in the event such result is less than the carrying value of the long-lived assets, including goodwill, the carrying value of such assets would be reduced to an amount that reflects the expected future benefit.

I. Software Development Costs

Software development costs are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. As of December 31, 1999, capitalized software development costs, net of amortization were $44,770. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed using an estimated economic life of five years for all capitalized software costs.

J. Income Taxes

The Company records income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods. The Company has a net operating loss carry forward for federal income tax purposes available to offset taxes in future periods from the year ended 2000 to 2010.

K. Earnings Per Share

The Company had stock options outstanding as of December 31, 1999 and March 31, 1999, as contained in the Company's Form 10SB12G filed on November 19, 1999. Therefore the basic and diluted shares outstanding (13,914,094 and 9,657,035) are the same amount in relation to the computations pursuant to SFAS No. 128, "Earnings Per Share."

L. Effect of New Accounting Pronouncements

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for a comparative purpose is required.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effect, if any, SFAS No. 131 will have on the disclosures in its consolidated financial statement.

2. STOCKHOLDERS' EQUITY

The Company is authorized to issue up to 10,000,000 shares of its no par value preferred stock. The preferred stock may be issued in series, from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of December 31, 1999, no shares of preferred stock were issued or outstanding.

As of December 31, 1999, 14,538,421 shares of the Company's no par value common stock had been issued and are outstanding.

3. RELATED PARTY TRANSACTIONS

The Company's directors and officers are also principal shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto. The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending March 31, 2000.

Total Operating Revenues were $266,126 for the nine months ended December 31, 1999, as compared to $141,729 for the nine months ended December 31, 1998. The increase from 1998 to 1999 of $124,397, or 88%, is due to the inclusion of the revenues from Valentino Salotti, which, was acquired in May 1998, and the increase in advertising revenues derived from the company's Internet site MaxPlanet.com and its affiliate Internet sites. Revenues for the three months ended December 31, 1999 totaled $84,111 versus $64,384 for the three months ended December 31, 1998. The increase was principally due to an increase in the revenues from Internet services.

Cost of Sales increased to $156,444 for the nine months ended December 31, 1999, from $67,254 for the comparative period in the previous year. The increase of $89,190 or 132% is due to the inclusion of cost of sales of Valentino Salotti, which was acquired in May 1998. Cost of goods sold for the three months ended December 31, 1999 were $100,069 versus $20,023 for the same period of the prior year. The increase was due to an increase of the sales of leather furniture by Valentino Salotti.

Selling, General & Administrative Expenses increased by $703,412 for the nine months ended December 31, 1999 over 1998. This increase is attributable to the inclusion of Valentino Salotti and an increase in the following items including payroll, payroll taxes, amortization, depreciation, rent and certain other administrative expenses. Expenses increased by $58,269 in the three month period ended December 31, 1999 versus the same period in the prior year. This increase was principally due to an increase in payroll, and associated taxes, amortization of goodwill and intangible property, depreciation, and other administrative expenses.

Other income and expenses increased by $42,865 in 1999 over 1998. This amount included a unrealized gain of $59,286 on sales of marketable securities and an increase of $28,780 of interest income offset by a decrease of $40,538 of realized gains on marketable securities. Other income increased by $54,485 for the three months ended December 31, 1999 versus the three month period ended December 31, 1998. This increase is due to an increase in unrealized gains on marketable securities and an increase in interest income partially offset by a decrease in realized losses on sales of marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have historically exceeded our cash flow from operations as we have been building our business. As a result, we have depended upon sales of our common stock and borrowings from third parties to finance our working capital requirements.

Cash and cash equivalents, and marketable securities decreased by $808,483 to $234,589 at December 31, 1999 from $1,043,072 at March 31, 1999. This decrease is due to operating expenses and additional investments that the Company made during the nine months ended December 31, 1999.

In May 1998, the company acquired Valentino Salotti, Inc. for 500,000 shares of common stock and $50,000 of working capital.

On June 4, 1998 MaxPlanet acquired research information and business-plans for the Webphonebook / Portal - Community Internet project along with
WebPhoneBook.com and 17 other Internet Domain Names from Intrasoft, Ltd. The shareholders of Intrasoft, Ltd., received $70,000.

On June 16, 1998, MaxPlanet acquired the domain names, business plan, and the content of OneClass.com and 1Class.com from Reich Brothers, Inc. The shareholders of Reich Brothers, Inc. received $6000.00, 25,000 shares of MaxPlanet common stock and an option to purchase 100,000 shares of MaxPlanet, Corp. common stock priced at $1.00 per share.

In December 1998, the Company purchased all of the outstanding stock of Virtual Financial Network.Com, Inc. (VFN.com) in exchange for 1,000,000 shares of common stock and $50,000 operating capital.

In February of 1999, the Company acquired Trident Recovery Systems, Inc. for 500,000 shares of common stock.

In March of 1999 the Company acquired Ultra Web, Inc., the domain name www.Telephonebook.net and certain Internet related assets. The shareholders of Ultra Web, Inc. received 100,000 shares of common stock and $1.00.

The Company has commitments under a lease covering its facilities in New Jersey. The minimum amount of these lease payments are approximately $51,000 per year for each of the next four years. The Company has also leased a number of computer workstations for a period of three years. The Company purchased its development facility in Miami, Florida on October 19, 1999.

The Company also has employment agreements with its Chief Executive Officer and Vice President through December 31, 2010. The agreements provide for minimum compensation and bonuses as determined by the Board of Directors.

The Company has no other significant commitments. It may be necessary for the Company to raise additional capital in the future to meet its future and projected financial needs.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

Statements about the Company's future expectations and all other statements in this quarterly report other than historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933,
Section 21E of the Securities Exchange Act of 1934, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that such forward looking statements are subject to the safe harbor created thereby. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected or inferred results.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBIT 27 - FINANCIAL DATA SCHEDULE

      (b) There have been no reports on Form 8-K for the quarter ending

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MAXPLANET, CORP.
                                  (Registrant)

Date:

By /s/ Henry Val
   ---------------------------------
   Henry Val, CEO and Chairman of the Board