Form 10KSB
period 2000-03-31
MAXPLANET CORP
filed 2000-11-20
CIK 1098685

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2000          Commission File No.  000-28201

                                 MAXPLANET CORP.
                                 ---------------
             (Exact name of registrant as specified in its charter)


           Delaware                                   31-1478761
           --------                                   ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


     4400 US Highway Route 9 South
     Suite 2800
     Freehold, New Jersey                                 07728
     --------------------                                 -----
     (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (732) 625-0770

           Securities registered pursuant to Section 12(g) of the Act:

                                                      Outstanding at
           Title of class                            November 2, 2000
           --------------                            ----------------

         Common Stock,
         Par Value $0.0001                              14,538,421

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _______  No __X____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.

The issuer's revenues for its most recent fiscal year were $849,486.

As of November 2, 2000, 14,538,421 shares of Common Stock were outstanding, and the aggregate market value of shares held by unaffiliated stockholders was approximately $452,563.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS


Forward Looking Statement

The following contains forward looking information within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward looking statements and paragraphs may be identified by such forward looking terminology as "may," "will," "believe," "anticipate," or similar words or variations thereof. Such forward looking statements involve certain risks and uncertainties including the particular factors described more fully above in this business discussion and throughout this annual report and in each case actual results may differ materially from such forward looking statements. Successful marketing of the online and other products and services offered by MaxPlanet and their future contribution to MaxPlanet's revenues depends heavily on, among other things, the successful completion of certain technical projects undertaken by MaxPlanet as well as the success of MaxPlanet's marketing and sales efforts, none of which can be assured. Other important factors that MaxPlanet believes may cause actual results to differ materially from such forward looking statements are discussed in the "Risk Factors" section set forth herein. In assessing forward looking statements contained herein, readers are urged to carefully read all such statements and all of MaxPlanet's filings with the Securities and Exchange Commission. MaxPlanet does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results or events (expressed or implied) will not be realized.


BUSINESS HISTORY AND DEVELOPMENT

         MaxPlanet Corp., a Delaware corporation, was incorporated in October, 1982 as Robotic Systems & Technology, Inc. ("MaxPlanet"). From approximately 1983 through November 1993, MaxPlanet had no business operations. MaxPlanet's shares became publicly traded upon the declaration of effectiveness of MaxPlanet's Registration Statement on Form S-18 filed with the U.S. Securities and Exchange Commission on April 22, 1983.

         From 1994 until December 31, 1997, MaxPlanet made several acquisitions, each of which were either unsuccessful ventures or were rescinded after consummation. MaxPlanet filed Certificates of Amendment to its Certificate of Incorporation with the State of Delaware to change its name to "Concord International Group, Inc.," on October 14, 1994, to "Maxnet, Inc." on July 8, 1997, and to its current name, "MaxPlanet Corp.," on July 27, 1999.

         MaxPlanet is an integrated Internet development company which focuses on creating and expanding strategic alliances for its comprehensive network of consumer and business oriented websites on its Internet websites. MaxPlanet currently occupies offices in New Jersey and Florida. Through its majority owned subsidiary, Valentino Salotti, Inc., MaxPlanet is a wholesaler and retailer of contemporary leather furniture and utilizes the Internet to showcase its online furniture catalog. Trident Recovery Systems, Inc., a wholly owned subsidiary, offers debt collection services. Maxim Auction, Inc., a wholly owned subsidiary, plans to offer for sale new and excess merchandise, closeout and refurbished products to Internet users. Mundo Maximo Corp., a wholly owned subsidiary, was formed to create a Spanish-language Internet portal to provide users with information and interactive content centered on Hispanic events in the Spanish language. See "Description of Business" on Page 6.

         MaxPlanet identifies, acquires, operates and manages Internet technology and Internet companies which MaxPlanet believes have the potential to capture specific niche markets. MaxPlanet's revenue is predominately derived from the sale of furniture through its subsidiary, Valentino Salotti. For the fiscal years ended March 31, 2000 and 1999, MaxPlanet realized income from operations from its furniture business of approximately $67,200 and $38,500, respectively. MaxPlanet has not yet realized a profit from its Internet-based businesses. For the fiscal years ended March 31, 2000 and 1999, MaxPlanet realized net losses of $1,148,314 and $906,910, respectively. MaxPlanet cannot assure that it will not continue to experience net losses in future periods. See "Risk Factors - MaxPlanet Has A History of Losses and Expects Future Losses" on page 16.


Subsidiaries

         MaxPlanet currently has five wholly-owned subsidiaries and owns interests in two additional subsidiaries. MaxPlanet owns 100% of the outstanding securities of MaxPlanet Radio Corp, a Nevada corporation ("MaxPlanet Radio"), Trident Recovery Systems, Inc., a New York corporation ("Trident"), Maxim Auction, Inc., a Nevada corporation ("Maxim Auction"), and Mundo Maximo Corp., a Nevada corporation ("Mundo Maximo"). MaxPlanet also owns 90% of the equity and voting securities of Valentino Salotti, Inc., a New York corporation ("Valentino Salotti"), 80% of the equity and voting securities of Ultra Web, Inc., a New Hampshire corporation ("Ultra Web"), and 30% of the equity and voting securities of Luxr Ltd., a New York corporation ("Luxr").


Recent Developments

         On October 17,  2000,  MaxPlanet  entered  into an  agreement  with NPS
International Corporation, a New York corporation ("NPS"). The agreement provides for NPS to lease its corporate office from MaxPlanet and use the services of MaxPlanet's Internet development and production facility in Miami, Florida to generate users and customers to purchase products and services offered by NPS. The agreement is expected to provide MaxPlanet revenues of $5,000 per month until September 2001, and is automatically renewed for successive one year terms until either party delivers written notice of termination to the other party. In connection with the agreement, NPS agreed to pay MaxPlanet a minimum quarterly fee of 100,000 shares of NPS common stock for supporting NPS' growth plan. MaxPlanet concurrently sold its 1class.com/oneclass.com and telephonebook.net business plans and related domain names and certain other domain names to NPS in exchange for 3.5 million shares of NPS common stock valued at approximately $123,000. Pursuant to the agreement with NPS, following the execution of the agreement with NPS on October 17, 2000, Henry Val, the Chief Executive Officer and Chairman of the Board of MaxPlanet, was appointed interim President, and elected a director, of NPS, and Israel Goldreich, the Vice President and a director of MaxPlanet, was elected as a director of NPS.

         On August 3, 2000, MaxPlanet entered into a settlement agreement with Maxnet Holdings, Inc., which, in July 1998, had filed a federal trademark infringement lawsuit against MaxPlanet relating to MaxPlanet's prior use of the name "Maxnet, Inc." Pursuant to the settlement agreement, MaxPlanet agreed to discontinue the use of the Maxnet name and service mark in exchange for Maxnet Holdings' dismissal of all claims against MaxPlanet. See "Legal Proceedings" on page 28.

         On March 17, 2000, Mundo Maximo Corp. entered into an agreement with Triumph Global Securities, Ltd. pursuant to which Triumph Global will provide financial and consulting services to Mundo Maximo and act as its exclusive advisor and placement agent in connection with Mundo Maximo's efforts to obtain capital investment from outside sources. Mundo Maximo has paid Triumph Global an aggregate of $95,000 in cash in connection with the agreement and Triumph Global will receive the greater of (i) an additional $505,000, and (ii) 7% of the first $10 million of the capital raised by Triumph Global, less $95,000, plus 4% of the capital raised in excess of $10 million.

         On November 18, 1999, MaxPlanet issued a press release announcing management's decision to terminate an agreement to acquire Planet Digital, Corp. as well to terminate two agreements that MaxPlanet had entered into with Planet Entertainment, namely a joint venture agreement and an agreement to purchase non-exclusive rights to 2500 masters from Planet Entertainment. MaxPlanet and Planet Digital mutually agreed to terminate the agreement by which MaxPlanet was to acquire Planet Digital after further evaluation of the transaction determined that consummating the transaction was not in the best business interests of the respective parties. MaxPlanet terminated the two agreements with Planet Entertainment due to Planet Entertainment's failure to proceed with the terms of the agreements. See "Legal Proceedings" on page 28.


Acquisition of Valentino Salotti

         On May 8, 1998, MaxPlanet acquired 100% of the outstanding securities of Valentino Salotti from Isaak Val, the President, and a director, of MaxPlanet in exchange for (a) 500,000 shares of MaxPlanet common stock and (b) $50,000 in cash. Mr. Isaak Val was the principal shareholder of Valentino Salotti prior to the acquisition and currently serves as the President of Valentino Salotti. Immediately prior to the acquisition by MaxPlanet, Mr. Isaak Val owned, directly or beneficially, 100% of the equity and voting securities of Valentino Salotti.

         Valentino Salotti is a furniture distributor, wholesaler and retailer that purchases 100% of the merchandise it sells to customers from Tradeway Upholstery, Inc., a New York corporation, which is wholly-owned by Mr. Isaak Val, the President and a director of MaxPlanet. MaxPlanet acquired Valentino Salotti because MaxPlanet believes that it can utilize MaxPlanet's existing technology and brand name to generate revenue from the sale of Valentino Salotti furniture via the Internet and because MaxPlanet believes that the Valentino Salotti name and its quality products will complement MaxPlanet's existing products and enhance MaxPlanet's name and reputation. See "Description of Business - Valentino Salotti, CustomLiving.com: Wholesale and Retail Furniture Sales; Online Furniture Catalog" on page 8.


Sale of 10% of Valentino Salotti

         On February 17, 1999, MaxPlanet sold 10% of Valentino Salotti to A & J Capital, Inc., a New York corporation ("A & J Capital") that was not an affiliate of MaxPlanet at the time of such sale, for $200,000. MaxPlanet received $50,000 and a promissory note in the principal amount of $150,000, payable on demand at any time after 12 months from the date of issuance, at a rate of interest of 10% per annum, from A & J Capital in connection with the sale. MaxPlanet sold its 10% interest in Valentino Salotti to generate capital for operations. See "Recent Sales of Unregistered Securities," beginning on page 31.


Acquisition of WebPhoneBook.com

         On June 4, 1998, MaxPlanet acquired research information and business plans for its WebPhoneBook/Portal Community Internet project, the domain name WebPhoneBook.com and 17 other domain names from Intrasoft, Ltd., an unaffiliated New York corporation, for $70,000. MaxPlanet intends WebPhoneBook.com to be a source of industry specific business guides that will be basic, fast, and easy to use and that will provide consumer contact and product information for local businesses.

         MaxPlanet acquired WebPhoneBook.com because MaxPlanet believes that WebPhoneBook.com will enhance the services provided by MaxPlanet and will benefit MaxPlanet's users by providing them with a personalized search engine that will focus on the interests specified by each user. MaxPlanet believes that its WebPhoneBook can serve as the Internet's Multimedia Rolodex, providing users with valuable information about commercial business to business services on the web without all the extraneous, irrelevant and redundant information generated by traditional search engines. MaxPlanet intends to utilize the assets acquired from Intrasoft to generate revenue, directly and indirectly, by:

         o selling advertising space on the WebPhoneBook.com and related websites;

         o        selling directory space on WebPhoneBook.com to businesses; and

         o        utilizing  the  acquired   websites  to  increase  traffic  to
                  MaxPlanet's Portal Community and to further build and enhance MaxPlanet's name and reputation.

See "Description of Business - Directory Products and Services on the Internet: www.WebPhone Book.com." on page 8.


Acquisition of OneClass.com and 1Class.com

         On June 16, 1998, MaxPlanet acquired the domain names, business plan and content of OneClass.com and 1Class.com (collectively, "OneClass"), online shopping networks which link users to products and services offered by third party vendors and enable users to make online purchases of such products and services, from Reich Brothers, Inc. ("Reich Brothers"), a Delaware corporation, of which Israel Goldreich, the Vice President and a director of MaxPlanet, is the principal shareholder.

         MaxPlanet acquired OneClass as part of its overall plan to acquire domains, products and services that MaxPlanet believes enhance and complement the products and services provided by MaxPlanet and that MaxPlanet believes will ultimately increase shareholder value. By obtaining OneClass, MaxPlanet acquired the OneClass operation and business plan, which MaxPlanet has integrated into its online Portal Community. At the time of this acquisition, Mr. Goldreich owned, directly or beneficially, 100% of the outstanding securities of Reich Brothers. Reich Brothers received an aggregate of $6000 cash, 25,000 shares of MaxPlanet common stock and an option to purchase 100,000 additional shares of MaxPlanet common stock at $1.00 per share. On October 17, 2000, MaxPlanet sold all rights to OneClass to NPS International Corporation. See "Recent Developments" on page 2.


Acquisition of Luxr

         On November 12, 1998, MaxPlanet acquired 5% of the outstanding securities of Luxr, an unaffiliated designer, importer and distributor of fine jewelry, including watches and estate jewelry, as consideration for a loan made by MaxPlanet to Luxr in the principal amount of $140,000 and in connection with a marketing agreement entered into by MaxPlanet with Luxr by which MaxPlanet agreed to market Luxr products online. In connection with MaxPlanet's acquisition of 5% of the outstanding securities of Luxr, Luxr executed and delivered to MaxPlanet a promissory note, dated November 12, 1998, in the principal amount of $140,000, with interest in the amount of $2800, payable in full upon demand by MaxPlanet 30 days after the date of issuance.

         MaxPlanet made the loan to, and acquired the 5% interest in, Luxr in an effort to facilitate MaxPlanet's entry into the online jewelry market and with the intention of featuring Luxr and its products as a `Premier Vendor' on MaxPlanet's auction website. On April 29, 1999, MaxPlanet agreed to convert the balance due to MaxPlanet pursuant to the promissory note into shares of Luxr common stock, and, as a result,
                                       4
acquired an additional 25% interest in Luxr through such conversion, which increased MaxPlanet's total equity interest in Luxr to 30%. See "Description of Business - Jewelry Online: Luxr, www.LUXR.com" on page 12.


Acquisition of Virtual Financial

         Pursuant to an agreement dated December 15, 1998, MaxPlanet acquired 100% of the equity securities of Virtual Financial Network.com, Inc. ("Virtual Financial"), an unaffiliated Florida technology and marketing corporation, and its related Internet website, for $50,000 in cash, an aggregate of 500,000 shares of MaxPlanet common stock issued to the shareholders of Virtual Financial at and after closing and an additional 500,000 shares of MaxPlanet common stock that was to be issued to such shareholders subsequent to the closing of the transaction (the "Additional Shares"). The Additional Shares were issued by MaxPlanet and are being held in escrow, subject to the outcome of litigation between the parties. See "Legal Proceedings" on page 28.

         MaxPlanet issued 100,000 shares of common stock to Reich Brothers, Inc., of which Israel Goldreich, the Chief Operating Officer, Vice-President and a director of MaxPlanet, is the President, for identifying Virtual Financial as an acquisition target and for facilitating the transaction. This transaction was consummated prior to Mr. Goldreich's service as an officer and director of MaxPlanet. See "Recent Sales of Unregistered Securities," beginning on page 31.

         On June 18, 1999, Articles of Dissolution were filed with the State of Florida dissolving Virtual Financial. MaxPlanet has since terminated the operations of the Internet website. MaxPlanet utilized the assets, including Virtual Financial's technology and personnel MaxPlanet obtained in its acquisition of Virtual Financial to establish an Internet development division that focuses on developing MaxPlanet's Java Component Technology, WebPhoneBook, E-Commerce, online multimedia solutions, CustomLiving and the MundoMaximo website. MaxPlanet intends that its Internet development division will also provide development services to customers who seek to develop personal or business-related Internet websites, and MaxPlanet expects to generate revenue from fees charged to customers for such services. See "Description of Business - Internet Developers: Virtual Financial" on page 9.


Acquisition of Trident Recovery Systems

         On February 11, 1999, MaxPlanet acquired 100% of the outstanding securities of Trident in exchange for 500,000 shares of MaxPlanet common stock. Trident's core business is asset recovery in both consumer and commercial areas. MaxPlanet acquired Trident with the intention of utilizing Trident's experience and expertise in the asset recovery business to enhance MaxPlanet's existing debt collection-related domain. MaxPlanet intends to utilize Trident to offer asset recovery services nationwide via the Internet. See "Description of Business - Trident Recovery Systems, Inc." on page 10.


Formation of Maxim Auction

         On February 18, 1999, MaxPlanet's formed its wholly-owned subsidiary, Maxim Auction, which MaxPlanet intends will serve as an online auction. MaxPlanet formed Maxim Auction to operate MaximAuction.com, through which MaxPlanet intends to sell new merchandise, excess merchandise, closeout and refurbished products to Internet users, consumers and small to medium-sized businesses. MaxPlanet anticipates that MaximAuction.com will feature a rotating selection of brand name products, merchandise, computers and consumer electronics, which typically sell at significant discounts as compared to prices offered by traditional retailers. MaxPlanet will seek to utilize MaximAuction.com to run auctions seven days a week, offering many items in each of its daily auctions, providing a distribution channel ranging from new products to products generally available at garage sales and flea markets and odd lot quantities of closeout and refurbished goods. See "Description of Business - Auction Online: Maxim Auction and Maximauction.com" on page 12.


Acquisition of Ultra Web

         On February 24, 1999, MaxPlanet purchased 80% of the outstanding equity and voting securities of Ultra Web, Ultra Web's Telphonebook.net domain, which functions as an Internet yellow-pages directory, and certain equipment, domain names, databases and other Internet related assets from a non-affiliate of MaxPlanet in exchange for 100,000 shares of MaxPlanet common stock.

         MaxPlanet intends to utilize the InfoQuest technology licensed by Ultra Web, which allows users to search a national directory with over 108 million listings in less than one-tenth of a second, to enhance MaxPlanet's existing services and information resources. MaxPlanet intends to integrate the InfoQuest technology and databases into MaxPlanet's WebPhoneBook.com, which MaxPlanet believes will enable MaxPlanet to generate advertising and directory sales revenue. MaxPlanet intends to integrate these components into its WebPhoneBook.com and make WebPhoneBook.com function as a desktop Internet multimedia rolodex. MaxPlanet intends to continue to utilize the InfoQuest technology. See "Description of Business - Directory Products and Services on the Internet: www.WebPhoneBook.com" on page 8. MaxPlanet sold all rights to the Internet website www.Telephonebook.net to NPS International Corporation on October 17, 2000. See "Recent Developments" on page 2.


Formation of MaxPlanet Radio Corp.

         On March 22, 1999, MaxPlanet formed MaxPlanet Radio Corp. to operate its MaxPlanet Radio Network, which was launched by MaxPlanet on December 29, 1998. MaxPlanet Radio is an audio and video content provider that is intended to enable users to listen to music and view videos through MaxPlanet's website. See "Description of Business - Maximmusic.com and MaxPlanet Radio Network: Music - Audio/Video Online" on page 10.


DESCRIPTION OF BUSINESS.

         MaxPlanet is an integrated Internet development company which focuses on creating and expanding strategic alliances for its comprehensive network of consumer and business oriented websites on its Internet websites. MaxPlanet currently occupies offices in New Jersey and Florida. Through its majority owned subsidiary, Valentino Salotti, Inc., MaxPlanet is a wholesaler and retailer sales of contemporary leather furniture and utilizes the Internet to showcase its online furniture catalog. Trident Recovery Systems, Inc., a wholly owned subsidiary, offers debt collection services. Maxim Auction, Inc., a wholly owned subsidiary, plans to offer for sale new and excess merchandise, closeout and refurbished products to Internet users. Mundo Maximo Corp., a wholly owned subsidiary, was formed to create a Spanish-language Internet portal to provide users with information and interactive content centered on Hispanic events in the Spanish language.

         MaxPlanet opened its corporate website www.MXNT.com in July, 1998, developed and created the portal community website www.MaxPlanet.com in August, 1998, and launched www.MaxPlanet.com on December 2, 1998. MaxPlanet operates the Internet auction website www.MaximAuction.com, which it created on December 23, 1998, over which MaxPlanet plans to offer new merchandise, excess merchandise, closeout and refurbished products for sale to Internet users, consumers and small to medium-sized businesses.

         MaxPlanet operates the domain www.MundoMaximo.com, MaxPlanet's official Spanish Portal Internet site through its subsidiary, Mundo Maximo, which was incorporated on September 10, 1999. MaxPlanet seeks to utilize this website to capitalize on the growing global Hispanic online market. MaxPlanet intends that MundoMaximo.com will serve as its Spanish-language Internet portal, enabling MaxPlanet to provide users with information and interactive content centered on global Hispanic events in both Spanish and English.

         MaxPlanet operates MaxPlanet Radio, which offers originally programmed audio and video content over the Internet, through www.MaxPlanet.com. MaxPlanet intends to integrate into, and operate through, MaxPlanet Radio an audio/video digital encoding content provider on the Internet which will enable users to listen to music, view videos and movies, utilize interactive CD ROMs, computer software, PDAs (personal digital assistants) and WAP (wireless application protocol), which will deliver content over digital wireless networks. MaxPlanet intends to continue to develop, or acquire, the content and services required to appeal to the Internet savvy shopper, sophisticated shopper, bargain hunter, spontaneous purchaser and active bidder.

         MaxPlanet offers customers, advertisers and users multiple outlets for entertainment, shopping and information online. MaxPlanet intends to provide users of its Internet websites with the option of shopping online or bidding for products, which MaxPlanet believes will position it to capture a share of online purchases and advertising revenues. MaxPlanet is attempting to create multiple interactive Portals with E-commerce and Auctions, integrate video, music and an Internet radio station and establish a desktop information business to business and user to user web telephone book and Internet website address book. While MaxPlanet expects to generate revenue through E-Commerce, including sales of Internet development services, furniture and products over the Internet, MaxPlanet anticipates that its principal source of revenue will be derived from fees paid by third parties for advertising their products and services on MaxPlanet's main and satellite websites.


Relative Importance of Operations

         MaxPlanet's management considers its Internet websites www.MaxPlanet.com and www.MundoMaximo.com to be its most important operations, since these sites are expected to comprise an international portal community that will tie together MaxPlanet's featured products and services and be utilized to launch and access MaxPlanet's featured product lines, resources and services. Management considers Valentino Salotti and its www.CustomLiving.com website to be its next most important operation at this time, since during the fiscal year ended March 31, 2000, approximately 88% of MaxPlanet's revenue was generated by Valentino Salotti. See "Description of Business" on page 6 and "Description of Business - Valentino Salotti, CustomLiving.com: Wholesale and Retail Furniture Sales; Online Furniture Catalog" on page 8.

         Management believes the Internet development and web-hosting business to be its next most important business operation, followed by the directory service and other resources that MaxPlanet provides through its www.WebPhoneBook.com Internet website. Management considers MaximAuction to be its next most important operation, followed by Trident, MaxPlanet Radio and Luxr, in descending order of relative importance. See "Description of Business - Internet Developers: Virtual Financial" on page 9 and "Description of Business - Directory Products and Services on the Internet: www.WebPhoneBook.com" on page 8.

Valentino Salotti, CustomLiving.com: Wholesale and Retail Furniture Sales; Online Furniture Catalog.

         Valentino Salotti, is a furniture wholesaler and retailer that designs and distributes contemporary leather furniture and household products. Valentino Salotti currently occupies approximately 15,000 square feet of warehouse and showroom space at 248 Flushing Ave, Brooklyn, New York 11205. MaxPlanet currently utilizes the Internet as an online catalog for Valentino Salotti merchandise and intends to offer Valentino Salotti designs and custom manufactured products directly to customers via the Internet and through a proposed interactive kiosk program that is being explored by MaxPlanet. To date, Valentino Salotti has derived no revenue from sales made to customers directly via the Internet.

         For the fiscal years ending March 31, 2000 and 1999, the total revenue derived by MaxPlanet from Valentino Salotti was $748,592 and $516,763, representing approximately 88% and 99%, respectively, of MaxPlanet's total revenue during such periods.

         On July 16, 1998, MaxPlanet launched www.CustomLiving.com, a website that enables MaxPlanet to offer Valentino Salotti designs and custom manufactured products to customers through its online catalog. Customers can access the Valentino Salotti catalog of merchandise through this website and can order the merchandise by telephone for delivery or by visiting the Valentino Salotti showroom in Brooklyn, New York.

         MaxPlanet intends to sell Valentino Salotti furniture directly to customers over the Internet and to offer access to its CustomLiving website through interactive kiosks in selected malls and shopping centers. At present, this Internet website is functioning as an online furniture catalog; however, the website is not fully functional because MaxPlanet is in the process of raising additional funds to finance the completion of this project, which will include the hiring of qualified technical personnel to complete its development. MaxPlanet intends to begin marketing and sales for this website in the fiscal year ending March 31, 2001. MaxPlanet is also considering opening a CustomLiving flagship store in New Jersey. MaxPlanet intends to offer select franchise opportunities for individuals interested in opening CustomLiving stores throughout the United States. MaxPlanet intends for CustomLiving stores and kiosks to enable customers to design virtual rooms, similar to the actual rooms that they wish to furnish, with furniture of their choice, utilizing interactive kiosk monitors.


Directory Products and Services on the Internet: www.WebPhoneBook.com.

         MaxPlanet anticipates that its www.WebPhoneBook.com Internet search engine will place entire industries in simple, easy-to-use interactive categories and directories. At present, this website is not fully functional, and MaxPlanet has derived no revenue from the operations of this business, as MaxPlanet is in the process of raising funds to finance the completion of this project, which will include the hiring of qualified technical, marketing and sales personnel to complete the development of this website and market its services. MaxPlanet intends to complete development and begin marketing and sales of this website in the fiscal year ending March 31, 2001.

         MaxPlanet intends for WebPhoneBook.com to be a source for various industry specific business guides. These guides are intended to be basic, fast, and easy-to-use, and are intended to provide consumer contact and product information for local businesses nationwide in the short term future and worldwide in the long term future. Users will be provided with a personalized search engine that will carry the interests specified by each user. MaxPlanet expects WebPhoneBook to serve as a Multimedia Rolodex for the Internet. MaxPlanet intends for WebPhoneBook.com to provide customers with valuable information about commercial business to business services on the Internet without all the extraneous, irrelevant and redundant information generated by traditional search engines. MaxPlanet expects that its Webphonebook.com, in conjunction with MaxPlanet.com and MaxPlanet's satellite websites, will provide users with the information that they seek from sources located in their area or within reasonable proximity to them and that it will also provide names of persons or entities in such localities who can assist them in finding the information that they seek.

         MaxPlanet expects to derive revenue from WebPhoneBook.com through the sale of advertising space on the websites and from the sale of directory listings, generating revenue in a manner similar to the manner in which revenue is generated by traditional yellow pages directory book providers.


Internet Developers: Virtual Financial.

         On November 19, 1998, MaxPlanet established its Internet development division, which focuses on developing MaxPlanet's Java Component Technology, WebPhoneBook, E-Commerce, online multimedia solutions, CustomLiving and the MundoMaximo website. While MaxPlanet's Internet development division has done no significant work for companies other than MaxPlanet and its affiliates, MaxPlanet expects that this business will provide development services to customers who seek to develop personal or business-related Internet websites.

         At present, MaxPlanet's Internet development division is not fully functional, as MaxPlanet is in the process of raising funds to finance the completion of this project, which will include the hiring of qualified technical, marketing and sales personnel to complete the development of this business and market its services. MaxPlanet intends to begin marketing and sales for this division by the end of the fiscal year ending March 31, 2001. In the year ended March 31, 2000, MaxPlanet derived no significant revenue as a direct result of the operations of its Internet development division. While MaxPlanet owns the rights to the Internet website www.vfn.com., Virtual Financial was dissolved on June 18, 1999 and the operations of the website were terminated at that time. See "Acquisition of Virtual Financial" on page 5.


Mundomaximo.com, MaxPlanet - Africa, MaxPlanet - U.S. States and Cities.

         MaxPlanet created the domain www.MundoMaximo.com (MaxPlanet's official Spanish Portal Internet site) and launched the website on January 8, 1999, in an attempt to capitalize on the growing global Hispanic online market. MaxPlanet intends for MundoMaximo.com to serve as a Spanish-language Internet portal, through which MaxPlanet will provide users with information and interactive content centered on global Hispanic events in the Spanish language. Since the language preference of many acculturated American Hispanics is English, MaxPlanet also offers users the ability to access information and services in English on www.MaxPlanet.com.

         At present, the MundoMaximo.com Internet website is operational, but is not fully functional, as MaxPlanet is in the process of raising funds to finance the completion of this project, which will include the hiring of qualified technical, marketing and sales personnel to complete the development of this website and market its services. MaxPlanet intends for its MundoMaximo.com website, from which MaxPlanet derived no revenue during fiscal year ended March 31, 2000, to be fully operational by the end of the fiscal year ending March 31, 2001, and MaxPlanet intends to begin marketing and sales for MundoMaximo.com by the end of the fiscal year ending March 31, 2001.

         MundoMaximo.com attempts to attract viewers by providing a one-stop destination for identifying, selecting and accessing resources, services, content and information, and by providing users with a search engine, free e-mail, Spanish-language news feeds, chat rooms and message boards. MaxPlanet anticipates that the principal source of revenue from MundoMaximo.com will be generated through fees charged to third parties for advertising their products and services on MundoMaximo.com. In the fiscal year ended March 31, 2000, the MundoMaximo.com website generated no revenues, and MaxPlanet does not expect to derive any significant revenue from its MundoMaximo.com website.

         MaxPlanet intends to utilize MundoMaximo.com to target and reach the Hispanic market and its distribution channels. According to a July 1999 study conducted by the United States Department of Commerce, approximately 5 million of the approximately 31 million Latin Americans residing in the United States regularly utilize the Internet. MaxPlanet believes that this market will be able to support healthy competition for Internet purchases by Latin Americans residing in the United States. MaxPlanet believes the this market warrants portal space dedicated to Hispanic community news, products and lifestyle and that MaxPlanet has the ability to provide such service to this community.

         MaxPlanet launched its MaxPlanet-Africa website on June 25, 1999. This website is intended to provide MaxPlanet users with easy access to information related to the continent of Africa, its people and its diverse culture. At present, this website is not fully functional. MaxPlanet does not expect to derive any revenue directly from this website, but instead intends for it to enhance the overall value of the MaxPlanet brand name by serving as an information resource for users of MaxPlanet's portal community.

         MaxPlanet plans to launch portal sites for each state in the United States and expects that each site will offer users regional auctions, shopping, entertainment and various other items of local interest.


Trident Recovery Systems, Inc.

         Trident is a full service asset recovery company that is capable of handling accounts from initial collection efforts through the legal process until the debt is resolved. MaxPlanet intends to penetrate the U.S. market through increased advertising, Internet integration, marketing and a focused sales effort. For the fiscal year ended March 31, 2000, and for the period beginning February, 1999, the date of MaxPlanet's acquisition of Trident, through March 31, 1999, total revenue derived by MaxPlanet from Trident was approximately $44,000 and $23,300, respectively, representing approximately 5.0% and 4.0% of MaxPlanet's total revenue during such periods.

         MaxPlanet expects to continue to operate Trident as a stand-alone collection agency in the short term, but intends to fully integrate Trident into MaxPlanet's CollectionAgencies.com domain in the long term. MaxPlanet intends to create a nationwide sales force with regional sales and service offices in every major market through contracts with, and acquisitions of, other regional collection and recovery corporations.


Maximmusic.com and MaxPlanet Radio Network:  Music - Audio/Video Online.

         In November, 1998, MaxPlanet created its maximmusic website to specialize in the production, downloading and distribution for independent music recording artists. MaxPlanet created this domain in conjunction with its decision to enter the online music - audio/video market and the creation of MaxPlanet's Entertainment Division, MaxPlanet Media-Entertainment, and its online recording label Maximmusic.com.

         On December 29, 1998, MaxPlanet launched the MaxPlanet Radio Network, which enables users to listen to, or view, as the case may be, audio and video content delivered to them via the Internet and utilize interactive CD ROMs and computer software through MaxPlanet's websites. Though the MaxPlanet Radio website is currently operational, it is not yet fully functional. However, MaxPlanet anticipates that MaxPlanet Radio will be fully functional, and that it will derive revenue from MaxPlanet Radio, in the fiscal year ending March 31, 2001.

         MaxPlanet intends to premier new independent recording artists under MaxPlanet's Maximmusic.com label. MaxPlanet intends to utilize Maximmusic to provide independent artists with the facilities to record music, a forum for their music to be heard, promotional services and a mechanism for the distribution of the music. MaxPlanet intends to offer independent artists the use of MaxPlanet's production facilities in Florida and the opportunity to promote the music on MaxPlanet's websites. MaxPlanet expects to generate revenue from the sale of these music products and from fees charged to artists for the use of MaxPlanet's facilities and resources.

         MaxPlanet intends to enter into joint ventures that will enable MaxPlanet to offer proprietary music catalogs of other companies, digital downloading directly from such catalogs, and a platform to showcase new artists. MaxPlanet intends to enable customers to create their own CDs, listen to music 24 hours a day and to order from MaxPlanet the music that they listen to over the radio. MaxPlanet intends utilize MaxPlanet Radio to develop an online jukebox that will enable users to:

         o        load a play list of their favorites music to play;

         o        record a greatest hits CD; and

         o        download directly to their PCs for their personal use.

         MaxPlanet intends to enable distributors to sell product directly to market, offering users the ability to order products directly from MaxPlanet. MaxPlanet intends for MaxPlanet Radio to become an aggregator of streaming audio and video programming, to obtain non-exclusive digital rights to feature length movies and to offer a library of digital feature films to its users. MaxPlanet also expects MaxPlanet Radio to:

         o author DVD products and convert audio and video products into digital format;

         o        provide content modules for Video on Demand (VOD) servers; and

         o provide Wireless Application Protocol (WAP) for PDAs and the digital wireless network.

         MaxPlanet believes that these additional levels of content will enable MaxPlanet to attract more users to its websites, which will lead to increased advertising revenue, sales of products, sponsorships, affiliate programs and brand awareness.

         While MaxPlanet's Internet music website is operational, MaxPlanet is in the process of raising funds to finance the completion of this project, which will include the hiring of qualified technical, marketing and sales personnel to complete the development of this website and market its services. For the year ending March 31, 2000, MaxPlanet derived no revenue from music related products and operations. MaxPlanet expects that approximately 20% to 30% of MaxPlanet's future revenues will be derived from the wholesale distribution of pre-recorded music, digitally downloaded music, advertising and music product sales through MaxPlanet Radio and MaximMusic.com.


Auction Online: Maxim Auction and MaximAuction.com

         On December 23, 1998, MaxPlanet created the domain www.MaximAuction.com to serve as an Internet auction website. On February 18, 1999, MaxPlanet formed Maxim Auction as a wholly owned subsidiary with the intention of operating MaximAuction.com through Maxim Auction.

         At present, MaximAuction.com offers a limited selection of items that are available for bidding, which primarily include Valentino Salotti furniture and LUXR jewelry. This is attributable to the fact that while the MaximAuction.com website is fully operational, MaxPlanet has not yet initiated MaximAuction's marketing and sales campaign, which MaxPlanet believes will attract users interested in listing items for sale on the website. MaxPlanet intends to raise additional funds to enable it to launch this marketing and sales campaign, which MaxPlanet anticipates will be initiated by the end of the fiscal year ending March 31, 2001. For the year ended March 31, 2000, MaxPlanet derived no revenue from the operations of MaximAuction.

         MaxPlanet intends to utilize MaximAuction.com to sell new merchandise, excess merchandise, closeout and refurbished products to Internet users, consumers and small to medium-sized businesses. MaxPlanet believes that its online auction will represent an exciting sales format for users and that it will take advantage of the interactive nature of the Internet.

         MaxPlanet  intends  that   MaximAuction.com  will  feature  a  rotating
selection of brand name products, merchandise, computers and consumer electronics that will typically sell at significant discounts as compared to merchandise sold at traditional retailers. MaxPlanet expects that MaximAuction.com will operate auctions seven days a week and offer a variety of items in each of its daily auctions.

         MaximAuction.com's online auctions are intended to provide a distribution channel ranging from new products to products from garage sales, flea markets and odd lot quantities of closeout and refurbished goods. MaxPlanet believes that the frequency of Maxim Auction's auctions and its ability to continuously add new items will allow vendors to dispose of inventory quickly, thus minimizing their risk of price erosion.

         MaxPlanet believes that it will attract vendors to sell products through MaximAuction.com, since online sales allow vendors to liquidate excess merchandise directly to a nationwide audience without cannibalizing their primary distribution channels. Thus, MaximAuction.com will provide an additional channel of distribution for manufacturers which will enable such manufacturers to expose their products to users of MaxPlanet's community of websites.

         MaximAuction.com is intended to present users with the opportunity to establish their own prices on popular brand name products, the convenience of shopping 24 hours a day, seven days a week, and a unique audio/video experience combined with an ever-changing merchandise mix, which MaxPlanet believes will entice users/customers to participate in the auctions. MaxPlanet intends to provide users with an entertaining, easy to use and fast auction process, with tight control of the order process and customer support, which MaxPlanet believes will encourage users to repeatedly visit the site and utilize the services offered by MaxPlanet. MaximAuction.com has established multiple channels for communicating with customers before and after each sale, including telephone, e-mail and online support. MaxPlanet also intends to incorporate other features into MaximAuction.com, such as a personalized page with a user's bidding history, to encourage repeat visits.

         MaxPlanet plans to obtain merchandise directly and indirectly from computer and consumer electronics manufacturers and through other vendors, such as retailers, distributors and other various companies. MaxPlanet intends to offer businesses an exclusive `Premier Vendor' presence on MaximAuction.com, in which MaxPlanet expects to charge vendors fees for the rights to be exclusive advertising vendors for specific business subdivisions of MaximAuction.com.


Jewelry Online: Luxr, www.LUXR.com

         MaxPlanet, which has a 30% equity interest in LUXR, entered into an exclusive marketing agreement with LUXR, a designer, importer and distributor of fine jewelry, watches and estate-jewelry, and created www.LUXR.com to serve as a sales outlet for LUXR merchandise. MaxPlanet intends to feature LUXR and its products as a `Premier Vendor' on MaximAuction.com's Jewelry Channel.

         To date, MaxPlanet has realized no significant revenue as a direct result of sales from its LUXR.com Internet website, as MaxPlanet is in the process of raising funds to finance the completion of this project, which will include the hiring of qualified technical, marketing and sales personnel to complete the development of this website and market its services.


Preparation for the Year 2000

         MaxPlanet has experienced no material disruptions to its computer systems or operations as a result of the Year 2000 computer problem. MaxPlanet anticipates that it will not experience a material adverse impact to its operations, liquidity or financial condition related to systems under its control as a result of the Year 2000. MaxPlanet's total cost to achieve Year 2000 compliance was approximately $250,000. More than one-half of this amount was expended in the first and second fiscal quarters of 1999.


Employees

         MaxPlanet currently employs a total work force of five full-time employees, including two technicians. MaxPlanet also utilizes independent contractors on a project by project basis. None of MaxPlanet's employees are covered by collective bargaining agreements. MaxPlanet has never experienced any labor disruptions or work stoppages and considers its employee relations to be good.


Competition

         MaxPlanet primarily competes in the following markets,  among others:

         o the furniture market, including sales of furniture utilizing the Internet;

         o        the Spanish language Internet portal community market;

         o        the web-hosting provider market;

         o the jewelry market, including sales of jewelry utilizing the Internet;

         o        the online telephone directory market;

         o        the online audio and video market;

         o        the e-commerce market; o the asset recovery market; and

         o        the online auction market.

         In the online audio and video market, MaxPlanet competes with, among others, Navarre Corporation, a major distributor of music, software, interactive CD-ROM products and DVD videos, which sells to major music and software retailers, wholesalers and rackjobbers. Through its majority owned NetRadio Corporation, Navarre owns and operates NetRadio Network, an audio content broadcaster on the Internet, which is in direct competition with MaxPlanet's MaxRadio Corp.

         In the online furniture market, MaxPlanet primarily competes with, among others, the following companies: BeHome.com, EthanAllen.com, EZshop.com, Furniture.com, FurnitureFind.com, FurnitureOnline.com, GoodHome.com, Living.com, and Homeportfolio.com.

         In the Spanish Internet Portal Community Provider market, MaxPlanet primarily competes with, among others, the following companies: Yahoo!, Latin America Online, StarMedia.com, Lycos / Terra Networks, Quepasa.com, Yupi.com and Ole.com.

         In the web hosting providers and online community markets, MaxPlanet primarily competes with, among others, Globix, Global Crossing, Exodus, GTE, UUNET, Frontier, Excite.com, Yahoo!/GeoCities, and America Online.

         In the online jewelry retail business, MaxPlanet primarily competes with, among others, Adornis.com, Ashford.com, Miadora.com, NiemanMarcus.com, Zale.com and Tiffany.com.

         The online E-commerce market is new, rapidly evolving and intensely competitive, and MaxPlanet expects that competition will further intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new web sites at a relatively low cost. MaxPlanet competes and intends to compete with a variety of companies, including:

         o        online       vendors       of       furniture,       auctions,
                  information/directories, food, vitamins & supplements, music, music videos and other entertainment related products;

         o online vendors of CDs, DVDs, video movies, books and other related products;

         o online service providers which offer MP3 music products directly to or in cooperation with other retailers;

         o other retailers that offer music products, including mass merchandisers, superstores and consumer electronic stores; and

         o non-store retailers such as music clubs. Many of these traditional retailers also support dedicated websites, which would compete directly with MaxPlanet.


Sales and Marketing

         MaxPlanet's sales and marketing efforts are focused on increasing traffic on MaxPlanet's websites, sales of furniture and jewelry and increasing the customer base of MaxPlanet's Internet development business. MaxPlanet currently markets the merchandise that it retails and the services that it provides through its network of Internet websites and intends to develop a sales and marketing force or, in the alternative, to outsource marketing efforts to direct marketers.

         MaxPlanet supplements its direct sales efforts with a variety of marketing initiatives, which include, among other things, public relations activities, telemarketing, online advertising, print advertisements in industry periodicals and trade shows.


Insurance

         MaxPlanet maintains Worker's Compensation Insurance, Commercial Property Insurance and Commercial General Liability Insurance, and is in the process of securing Directors and Officers Insurance. MaxPlanet has obtained a $500,000 "key man" life insurance policy on the life of Israel Goldreich and intends to obtain a $500,000 "key man" life insurance policy on the life of Henry Val.

Intellectual Property

         MaxPlanet has applied for copyright/trademark/patent protection, as the case may be, in the United States for MaxPlanet, WebPhoneBook, CustomLiving,
MAX!, and "The First Internet Ambassador," and has applied for copyright/trademark protection of "MaxPlanet" in Japan. Although MaxPlanet holds or has the exclusive and non-exclusive use of various trademarks and copyrights associated with its MaxPlanet brand, CustomLiving, MundoMaximo and other properties, such protection does not provide assurance that unauthorized use will not occur. MaxPlanet does not intend to apply for copyright protection for its music recordings because MaxPlanet believes that such copyright would not offer significant protection.

         Revenues in the music industry are often adversely affected by the unauthorized reproduction of recordings for commercial sale, commonly referred to as "piracy," and by home taping and downloading for personal use. In the event that another party infringes on a copyright or trademark covering
MaxPlanet's products, the enforcement of such rights is at the option of MaxPlanet. Parties may be issued copyrights or trademarks that may prevent the sale of MaxPlanet's products or require MaxPlanet to acquire licenses or pay royalties to such parties.

         MaxPlanet intends to begin reserving and placing into escrow 5% of all sales that it derives from master recordings after purchasing such master recordings to offset claims that may be made against MaxPlanet relating to the master recordings. MaxPlanet intends to review whether such 5% reserve is sufficient on a periodic basis and may, based upon such periodic reviews, increase or decrease such amount based upon the dollar amount of claims it derives from its master recordings.

         For the year ended March 31, 2000, MaxPlanet generated no net sales from sales of master recordings, and therefore no funds were reserved and escrowed relating to sales of master recordings. MaxPlanet cannot provide assurance that such 5% reserve will be sufficient to offset claims made against MaxPlanet related to the master recordings. Should MaxPlanet not prevail in any dispute concerning the right to publish and distribute any master recording that may be subject to dispute, MaxPlanet, its business and its business prospects may be adversely and materially affected, and in certain cases, MaxPlanet may not be able to license, nor be able to afford to license, these master recordings.

                                  RISK FACTORS

         The following risk factors, as well as the other information contained in this Form 10-KSB, should be carefully considered. An investment in MaxPlanet's common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment.


         MAXPLANET HAS A HISTORY OF LOSSES AND EXPECTS FUTURE LOSSES.

         MaxPlanet has a history of net losses. MaxPlanet and its operating subsidiaries, Valentino Salotti, Mundo Maximo, Maxim Auction, Trident, MaxPlanet Radio, Ultra Web and Luxr, from which MaxPlanet receives substantially all of its revenues and net income, have incurred net losses since inception. MaxPlanet incurred net losses of $1,148,314 and $906,910, respectively, for the fiscal years ended March 31, 2000 and 1999. Given that MaxPlanet expects to continue to incur significant sales, operating and marketing expenses, MaxPlanet will need to generate significant revenues to achieve profitability. Even if MaxPlanet achieves profitability, MaxPlanet may not maintain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, MaxPlanet's business, results of operations and financial condition will be adversely affected. MaxPlanet cannot provide assurance that it will be able to generate sufficient revenues from its operations or its websites to achieve or sustain profitability in the future. See "Management Discussion and Analysis or Plan of Operation" beginning on page 33.


         MAXPLANET'S INABILITY TO REPLACE OR OFFSET LOST SALES AND ACQUIRE BUSINESSES WOULD ADVERSELY AFFECT MAXPLANET'S RESULTS OF OPERATIONS.

         MaxPlanet intends to increase its sales by:

         o        soliciting prospective acquisitions,

         o        soliciting new business customers,

         o generating increased sales from existing customers (including increases in the number of Internet sites serviced),

         o promoting MaxPlanet's Internet customer service capabilities to third party companies, and

         o        acquiring businesses.

         If MaxPlanet is unable to replace or offset lost sales or to increase sales and acquire businesses, MaxPlanet's results of operations will be materially adversely affected. No assurances can be given that MaxPlanet will be able to replace sales losses from its sites or acquire businesses with sufficient revenues to sustain MaxPlanet's growth. See "Management Discussion and Analysis or Plan of Operation" on page 33.

         ANY ACQUISITIONS THAT MAXPLANET UNDERTAKES COULD BE DIFFICULT TO INTEGRATE, DISRUPT MAXPLANET'S BUSINESS, DILUTE SHAREHOLDER VALUE AND ADVERSELY AFFECT MAXPLANET'S BUSINESS.

         MaxPlanet may acquire or make investments in complementary businesses, technology, services or products if appropriate opportunities arise. These acquisitions and investments could disrupt MaxPlanet's ongoing business, distract management and employees and increase expenses. From time to time, MaxPlanet has had discussions with companies regarding acquiring, or investing in, their businesses, products, services or technologies. MaxPlanet may not be able to identify suitable acquisition or investment candidates and, even if MaxPlanet does identify suitable candidates, MaxPlanet may not be able to make such acquisitions or investments on commercially acceptable terms. If MaxPlanet acquires a company, MaxPlanet could have difficulty in assimilating that company's personnel, operations, technology and software and the key personnel of the acquired company may decide not to work for MaxPlanet. If MaxPlanet makes other types of acquisitions, MaxPlanet could have difficulty integrating the acquired products, services or technologies into MaxPlanet's operations. These difficulties could disrupt ongoing business, distract management and employees, increase expenses and adversely affect results of operations. MaxPlanet may also incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to existing shareholders.


         MAXPLANET'S LIMITED OPERATING HISTORY MAKES FUTURE RESULTS DIFFICULT TO PREDICT.

         MaxPlanet began conducting business on the Internet with its launch of its MaxPlanet.com website in December 1998 and its Mundomaximo.com website in January 1999. Accordingly, there is limited operating history upon which to base an evaluation of MaxPlanet's business prospects and detailed period-to-period comparisons of its financial results cannot be relied upon for accurate projections of future performance. MaxPlanet's business prospects must therefore considered in light of the risks, expenses and difficulties frequently encountered by newly emerging companies, particularly companies in new and rapidly evolving markets such as the electronic commerce market. These risks include:

         o        an evolving and unpredictable business model;

         o        the ability to manage growth;

         o the ability to continue to develop and extend the "MaxPlanet" brand;

         o        the ability to anticipate and adapt to a developing market;

         o acceptance by customers of MaxPlanet's Internet products, services, music genres, auctions and excess merchandise sold at such auctions;

         o the ability to effectively integrate the technology and operations or any other acquired businesses or technologies with MaxPlanet's operations;

         o        dependence upon the level of website traffic activity;

         o        development  of  equal  or  superior   Internet  products  and
                  services by competitors;

         o        dependence on vendors for merchandise;

         o        the ability to successfully enhance and distribute products;

         o        the   ability  to   successfully   implement   its   marketing
                  strategies;

         o        dependence for certain services; and

         o        the  ability  to  identify,   attract,   retain  and  motivate
                  qualified personnel.

         To address these risks, MaxPlanet must, among other things, continue to expand its vendor channels and buyer resources, increase traffic to its websites, maintain its customer base and attract significant numbers of new customers, respond to competitive developments, implement and execute successfully its business strategy and continue to develop and upgrade its technologies and customer services. There can be no assurance that MaxPlanet will be successful in addressing these risks. See "Description of Business," beginning on page 6.


         MAXPLANET'S BUSINESS WILL BE ADVERSELY AFFECTED IF MAXPLANET IS UNABLE TO SAFEGUARD THE SECURITY AND PRIVACY OF CUSTOMERS' FINANCIAL DATA.

         A significant barrier to e-commerce and online communications has been the need for secure transmission of confidential information over the Internet. Internet usage could decline if any well-publicized compromise of security occurred, whether or not such compromise of security is related to MaxPlanet. MaxPlanet may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. MaxPlanet also retains on its premises personal financial documents that MaxPlanet receives from customers and prospective customers. These documents are highly sensitive and if a third party were to misappropriate MaxPlanet's users' personal information, users could possibly bring legal claims against MaxPlanet. MaxPlanet cannot assure that its privacy policy will be deemed sufficient by MaxPlanet's prospective customers or any laws or regulations governing privacy which may be adopted in the future.


       MAXPLANET HAS LIMITED EXPERIENCE AS A WHOLESALE AND RETAIL DISTRIBUTOR OF MUSIC PRODUCTS.

         Prior to the creation of the domain MaximMusic.com in November 1998, MaxPlanet's current management had no experience in the sale and distribution of recorded music. MaxPlanet gained substantial knowledge and experience in the sale and distribution of pre-recorded music as a result of the formation and operation of MaxPlanet Radio. MaxPlanet cannot provide assurance that the inexperience of its management in this line of business will not have a material adverse effect on its operations.


        MAXPLANET IS DEPENDENT UPON ITS AFFILIATES AND DISTRIBUTORS FOR SALES OF MAXPLANET'S PRODUCTS.

         Though MaxPlanet anticipates that it will generate sales through advertising, MaxPlanet expects that a material portion of its sales will continue to be made through affiliated and unaffiliated distributors. If MaxPlanet is not successful in signing distribution agreements with affiliates and distributors, MaxPlanet's ability to sell its products may be materially adversely affected. Affiliates and distributors generally offer products of several different companies, including products that may compete with MaxPlanet's products. Typically, agreements with affiliates and distributors are terminable at will. The termination by any affiliate or distributor of their relationship with MaxPlanet may have a material adverse effect on MaxPlanet's future results of operations.

         MAXPLANET PURCHASES SUBSTANTIALLY ALL OF THE PRODUCTS THAT IT SELLS FROM AFFILIATES.

         MaxPlanet purchases substantially all of the products it sells from affiliated parties, including its purchases of Valentino Salotti furniture from Tradeway Upholstery, Inc. While MaxPlanet has identified several furniture manufacturers located in the Far East, the United States and Canada that MaxPlanet believes to be capable of reproducing Valentino Salotti's products at a reasonable cost, MaxPlanet has not entered into negotiations or production contracts with any of these companies. Since Valentino Salotti purchases all of the furniture products that it sells from Tradeway, of which Isaak Val, the President and a director of MaxPlanet, is the President and a holder of 100% of the outstanding equity securities, Valentino Salotti's agreement with Tradeway is not necessarily on the same or equivalent terms as such an agreement would have been if it had been negotiated with an unrelated party. Any future modifications to its agreement with Tradeway would be negotiated on a similar basis. MaxPlanet cannot assure that there will be no future modifications to its existing agreement with Tradeway.


         MAXPLANET IS DEPENDENT ON SALES OF FURNITURE THROUGH VALENTINO SALOTTI.

         For the fiscal year ended March 31, 2000, substantially all of MaxPlanet's revenues were derived from its 90% owned subsidiary, Valentino
Salotti. In the year ended March 31, 2000, MaxPlanet recognized revenue of approximately $748,592 as a result of the acquisition of Valentino Salotti. If Valentino Salotti experiences a significant reduction in sales, such a reduction would adversely affect MaxPlanet's Results of Operations. See "Description of Business - Valentino Salotti, CustomLiving.com: Wholesale and Retail Furniture Sales; Online Furniture Catalog." on page 8.


         MAXPLANET'S SALES ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

         Most products offered by MaxPlanet are related to entertainment, information and E-commerce. The sales of entertainment-related products are subject to various factors including, without limitation:

         o        the popularity of the brands;
         o        the types of sites and links;
         o        genres of music and recording artists;
         o        information resources; and
         o        advertising budget constraints.

         Popularity of brands, styles, genres of music and recording artists may fluctuate greatly and irregularly and adversely affect the sales of products and advertising revenues of certain brands, artists, types of music and furniture. To address these risks, MaxPlanet believes that it must, among other things:

         o        expand its customer base;

         o successfully implement its business, advertising and marketing strategies;

         o continue to develop its websites and transaction-processing systems;

         o        provide superior customer service;

         o respond to competitive developments and changing or emerging trends in the entertainment, information and music industries; and

         o        attract and retain qualified personnel.

         MaxPlanet cannot provide assurance that (a) prevailing popular preferences for certain brands, styles, artists and types of entertainment will remain relatively constant or not fluctuate significantly, (b) MaxPlanet can identify and respond to and capitalize on changing or emerging Internet industry trends, or (c) sales of MaxPlanet's products will not be adversely affected by such trends and MaxPlanet's failure to adequately respond to such trends. See "Description of Business," beginning on page 6.


         MAXPLANET'S RESERVES FOR RETURNS OF PRODUCTS MAY PROVE INADEQUATE AND THUS MAY ADVERSELY AFFECT MAXPLANET'S RESULTS OF OPERATIONS.

         In accordance with industry practice, MaxPlanet's music products are to be sold on a return basis, estimated to be approximately 25% of sales, and MaxPlanet intends to establish reserves for returns of finished products in accordance with such industry standards. An unanticipated increase in returns could result in MaxPlanet's reserves proving inadequate, which could adversely affect MaxPlanet's results of operations and profits. MaxPlanet cannot provide assurance that it will be able to generate sufficient revenues from successful products and music releases to cover the costs of unsuccessful products and music releases.


         MAXPLANET WILL REQUIRE ACCESS TO LIBRARIES OF MUSIC RECORDING MASTERS, BUT MAXPLANET IS NOT PRESENTLY INSURED FOR CASUALTIES IT MAY CAUSE TO SUCH MUSIC RECORDING MASTERS.

         MaxPlanet plans to be engaged in the audio and video digitizing, downloading and recording industry and will be highly dependent upon access to libraries of music recording masters. MaxPlanet does not presently have an insurance policy covering casualties to libraries of music recording masters, though MaxPlanet does not own or access any libraries of music recording masters at this time. MaxPlanet intends to obtain such insurance as soon as practicable. MaxPlanet cannot provide assurance that such insurance will be obtained, that MaxPlanet can obtain such insurance, that MaxPlanet can maintain such insurance at a cost that is acceptable to MaxPlanet, or that such insurance will cover all casualties that the libraries of music recording masters may incur. MaxPlanet expects to obtain such insurance prior to offering its users direct access to such recording masters through MaxPlanet's servers.


         MAXPLANET'S EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO MAXPLANET'S BUSINESS, AND THE LOSS OF ANY OF THESE OFFICERS OR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE AFFECT ON MAXPLANET'S BUSINESS.

         MaxPlanet's future success depends to a significant extent on the continued services of its senior management and other key personnel, particularly the personal efforts and abilities of three executive officers, Henry Val, the Chief Executive Officer, Isaak Val, the President, and Israel Goldreich, the Vice-President and Chief Operating Officer of MaxPlanet. The loss of the services of Henry Val, Isaak Val or Israel Goldreich could have a materially adverse effect on MaxPlanet's business and operations. Henry Val and Israel Goldreich have each separately entered into employment agreements with MaxPlanet that expire on December 31, 2010. MaxPlanet has obtained a $500,000 "key man" term life insurance policy on the life of Israel Goldreich and intends to obtain a $500,000 "key man" life insurance policy on the life of Henry Val. See "Executive Compensation - Employment Agreements, Termination of Employment and Change in Control Arrangements" beginning on page 43 for detailed information on MaxPlanet's key personnel.

         MaxPlanet's ability to provide web development services is dependent upon MaxPlanet's ability to employ qualified personnel. The loss of any one or more of MaxPlanet's Internet developers could have a materially adverse impact on MaxPlanet's ability to deliver saleable products to its customers via the Internet.


       MAXPLANET MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL IT NEEDS TO SUCCEED.

         MaxPlanet's future success depends on its ability to continue to attract, retain and motivate highly skilled employees, particularly with respect to MaxPlanet's technical functions. Competition for personnel throughout the industry is intense. MaxPlanet may be unable to retain its key employees or attract, assimilate or retain other highly qualified employees in the future. MaxPlanet has from time to time in the past experienced, and expects to continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications. If MaxPlanet does not succeed in attracting new personnel or retaining and motivating its current personnel, MaxPlanet's business will be adversely affected.


        MAXPLANET IS SUBJECT TO SIGNIFICANT CONTRACTUAL OBLIGATIONS TO CERTAIN MEMBERS OF ITS MANAGEMENT.

         MaxPlanet has entered into agreements with two principal executive officers, Henry Val and Israel Goldreich, which provide that each officer will receive a percentage of any capital raised by MaxPlanet, the value of any acquisition by MaxPlanet, and MaxPlanet's pre-tax profits. MaxPlanet has also entered into employment agreements with Henry Val and Israel Goldreich which provide, among other things, for the grant of certain options to each of Henry Val and Israel Goldreich. MaxPlanet has also entered into definitive option agreements with Henry Val, Isaak Val and Israel Goldreich. See "Executive Compensation - Employment Agreements, Termination of Employment and Change in Control Arrangements," on page 43.


         THE SUCCESS OF MAXPLANET'S BUSINESS MAY DEPEND UPON ITS ABILITY TO OBTAIN AND MAINTAIN COPYRIGHT OR TRADEMARK PROTECTION FOR ITS BRAND, PRODUCTS AND MUSIC COMPOSITIONS.

         MaxPlanet's success may depend in substantial part on its ability to obtain and maintain copyright or trademark protection for its brand, products and music compositions in order to preserve the value of its recordings library and to generate revenues from operations without infringing on the proprietary rights of third parties. To the best of MaxPlanet's knowledge, MaxPlanet is not currently the subject of any action regarding the ownership or the right to market, reproduce and distribute any of its recordings. In certain instances, MaxPlanet's rights to its recordings are not exclusive, and MaxPlanet is engaged in licensing activities involving both the acquisition of rights to certain master recordings and of compositions for its own projects, and the granting of sub-licenses or rights to third parties to use of MaxPlanet's master recordings. The availability on acceptable terms of such cross-licensing arrangements is generally made possible by existing industry practices based on reciprocity. Should such industry practices change, MaxPlanet cannot provide assurance that it will be able to obtain licenses from third parties on terms satisfactory to MaxPlanet or at all, and MaxPlanet's business, particularly with respect to compilation products, could be materially adversely affected. See "Description of Business - Intellectual Property" on page 15.

         MAXPLANET MAY BE SUBJECT TO CLAIMS BY THIRD PARTIES OF OWNERSHIP INTERESTS IN CERTAIN MASTER MUSIC RECORDINGS PUBLISHED OR PURCHASED AND SOLD BY MAXPLANET.

         MaxPlanet may receive notices from third parties claiming a ownership interests in certain master music recordings published or purchased by MaxPlanet and sold through its affiliates or distributors, demanding, among other things, that MaxPlanet immediately cease distributing these master recordings or, in the alternative, demanding that MaxPlanet pay them royalties. MaxPlanet is prepared to respond by providing these entities with information regarding the chain of title to these recordings, and MaxPlanet may suspend the future release of recordings until the matters are resolved. MaxPlanet cannot provide assurance that these type of matters will be resolved to MaxPlanet's satisfaction, that additional claims will not be brought against MaxPlanet in the future by other parties or that any such claims will not be successful. If such a claim is successful, MaxPlanet's business could be materially adversely affected. In addition to any potential monetary liability for damages, MaxPlanet could be required to obtain a license in order to continue to market the music compositions in question or could be enjoined from enhancing or selling such compositions if such a license were not made available to MaxPlanet on acceptable terms. In the event that MaxPlanet should become involved in litigation, such litigation could require significant financial and management resources of MaxPlanet. MaxPlanet cannot provide assurance that its right to use any master recordings will not be subject to a dispute, which may result in the delay or MaxPlanet's inability to use or exploit particular master recordings or which may require MaxPlanet to pay royalties that MaxPlanet may not be able to afford. See "Description of Business - Intellectual Property," on page 15.


         MAXPLANET IS SUBJECT TO GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES WHICH MAY ADVERSELY AFFECT OR OTHERWISE INHIBIT MAXPLANET'S ABILITY TO OPERATE ITS BUSINESS.

         MaxPlanet is subject, both directly and indirectly, to various laws and regulations relating to its business. Due to the increasing popularity and use of the Internet, it is possible that new laws and regulations may be adopted with respect to the Internet which may restrict or otherwise inhibit MaxPlanet's ability to do business via the Internet. Such laws and regulations may cover issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The growth and development of the market for online commerce may prompt more stringent consumer protection laws, which may impose additional burdens on companies conducting business online. The enactment of any additional laws or regulations may impede the growth of the Internet, which could, in turn, decrease the demand for
MaxPlanet's products and services and increase MaxPlanet's cost of doing business, or which will otherwise have an adverse effect on MaxPlanet. The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and could expose MaxPlanet to substantial liability. The laws of certain foreign countries provide the owner of copyrighted products with the exclusive right to expose, through sound and video samples, copyrighted items for sale to the public and the right to distribute such products. Any such new legislation or regulation, or any application of existing laws and regulations to the Internet, could have a material adverse effect on MaxPlanet.

         MAXPLANET'S COMMON STOCK IS LISTED ON THE OTC BULLETIN BOARD, WHICH PROVIDES A LIMITED MARKET AND SUBJECTS THE COMMON STOCK TO THE RISKS ASSOCIATED WITH THE APPLICATION OF PENNY STOCK RULES.

         MaxPlanet's common stock is quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities. As long as the common stock is traded on the OTC Bulletin Board, the common stock is subject to certain penny stock rules adopted by the Securities and Exchange Commission. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from the rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As long as MaxPlanet's common stock remains subject to the penny stock rules, investors may find it more difficult to sell their shares of common stock.


         THE MARKET PRICE OF MAXPLANET'S COMMON STOCK MAY BE SIGNIFICANTLY VOLATILE DUE TO DEVIATIONS IN RESULTS OF OPERATIONS FROM ANALYSTS' ESTIMATES OR CHANGES IN THE MARKET OR THE ECONOMY.

         There may be significant volatility in the market price of MaxPlanet's common stock. Quarterly operating results of MaxPlanet, deviations in results of operations from estimates of securities analysts, changes in general conditions in the economy or the Internet services industry or other developments affecting MaxPlanet, or its competitors, could cause the market price of MaxPlanet's common stock to fluctuate substantially. The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for the securities of many companies. These fluctuations are often unrelated to the operating performance of such companies and may adversely affect the market price of MaxPlanet's common stock. The market price of MaxPlanet's common stock could also be adversely affected by (a) critical or negative statements or reports by brokerage firms, industry or financial analysts or industry periodicals concerning MaxPlanet or its products, (b) the advertising or marketing efforts of competitors or (c) other factors that could affect consumer perception.

         MAXPLANET INTENDS TO UTILIZE THE INTERNET TO MARKET AND DISTRIBUTE ITS PRODUCTS BUT MAXPLANET CANNOT GUARANTEE WHEN NECESSARY ENHANCEMENTS TO MAXPLANET'S WEBSITES WILL BE COMPLETED AND SUCH WEBSITES WILL BE FULLY FUNCTIONAL.

         MaxPlanet has expended, and will continue to expend, capital resources to upgrade MaxPlanet's Internet websites to market and distribute its products over the Internet and to make its furniture, music and auction items available for sale to customers. MaxPlanet has completed the first stage of the development of its Internet websites, and anticipates completing the design and development of its websites and having its websites available for full commercial use prior to the end of the fiscal year ending March 31, 2001. MaxPlanet cannot provide assurance that it will complete the enhancement of its websites or that such sites will be fully functional by such time. The failure of MaxPlanet's websites to be fully functional and permit the marketing, ordering and sale of MaxPlanet's products on a wholesale and retail basis over the Internet may substantially and adversely affect MaxPlanet's future business prospects and its ability to expand and compete with other, larger corporations, which currently sell, market and distribute similar products to consumers over the Internet, several of which have significantly greater resources than MaxPlanet. See "Description of Business - Competition," on page 13.


         THE MARKET FOR MAXPLANET'S PRODUCTS AND SERVICES IS RAPIDLY CHANGING AND MAXPLANET MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP NEW PRODUCTS OR ENHANCE EXISTING PRODUCTS TO RESPOND TO THE DEMANDS OF THE MARKET.

         The market for MaxPlanet's products and services is characterized by rapidly changing technology, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. The life cycles of MaxPlanet's products are difficult to estimate. MaxPlanet's growth and future financial performance will depend upon its ability to enhance its existing products and to introduce new products that meet dynamic customer requirements on a timely and cost-effective basis. MaxPlanet cannot provide assurance that it will be successful in developing new products or enhancing its existing products or that such new or enhanced products will receive market acceptance or be delivered timely to the market. MaxPlanet has experienced product development delays in the past and may experience delays in the future.


         MAXPLANET IS SUBJECT TO COMPETITIVE BUSINESS CONDITIONS.

         MaxPlanet faces intense competition ranging from small regional businesses to large international companies. MaxPlanet's ability to succeed will depend on its ability to attract new brands, acquire new Internet sites and content, talented artists or persons or companies who control existing libraries of master recordings as well as the appeal of compositions in MaxPlanet's existing library. MaxPlanet cannot provide assurance that it will be able to compete successfully against current and future competitors. New technologies and the expansion of existing technologies may also increase the competitive pressures on MaxPlanet. Although MaxPlanet believes that its brand MaxPlanet is new and unique, MaxPlanet cannot provide assurance that competitors possessing greater financial resources and established distribution facilities will not be able to develop products which directly compete with MaxPlanet's products and offer them at substantially lower prices than MaxPlanet is able to offer. See "Description of Business - Competition," on page 13.

         MAXPLANET'S BUSINESS IS SUBJECT TO SEASONAL VARIATIONS AND DELAYS IN BRINGING PRODUCTS TO MARKET MAY ADVERSELY AFFECT MAXPLANET'S RESULTS OF OPERATIONS.

         MaxPlanet's results of operations and those of its Valentino Salotti subsidiary are subject to seasonal variations and by the timing of holidays. In accordance with industry practice, MaxPlanet records revenues for sales of music products, except those related to telemarketing C.O.D. transactions, when such products are shipped to retailers. Companies in the music industry usually experience a decline in revenues and net income in January and February, due in significant part to increased purchases of products by retailers prior to December in anticipation of holiday sales. If planned releases of music masters products are delayed beyond the peak holiday season, MaxPlanet's operating results could be materially adversely affected. Consequently, MaxPlanet's results of operations may not meet the expectations of securities analysts and investors, in which case the price of MaxPlanet's common stock would likely be materially adversely affected.


        MAXPLANET'S BUSINESS SUCCESS IS DEPENDENT UPON THE CONTINUED GROWTH IN USE OF THE INTERNET.

         MaxPlanet's future success is substantially dependent upon continued growth in the use of the Internet and the Web in order to support the sale of advertising and products on MaxPlanet's online media properties. Rapid growth in the use of and interest in the Internet and the Web is a recent phenomenon. MaxPlanet cannot provide assurance that communication or commerce over the Internet will become more widespread or that extensive content will continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development and commercialization of performance improvements, including high speed modems. To the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Web and MaxPlanet's online media properties. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support growth that may occur, MaxPlanet's business, operating results and financial condition would be materially and adversely affected.


         MAXPLANET IS SUBJECT TO RISKS ASSOCIATED WITH BRAND DEVELOPMENT.

         MaxPlanet believes that establishing and maintaining the "MaxPlanet" brand is a critical aspect of its efforts to attract and expand its Internet audience and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the "MaxPlanet" brand will depend largely on MaxPlanet's success in providing high quality products and services, which cannot be assured. If consumers do not perceive MaxPlanet's existing products and services to be of high quality, or if MaxPlanet introduces new products and services or enters into new business ventures that are not favorably received by consumers, MaxPlanet will be unsuccessful in promoting and maintaining its brand, and will risk diluting its brand and decreasing the attractiveness of its audiences to advertisers. In order to attract and retain Internet users and to promote and maintain the "MaxPlanet" brand in response to competitive pressures, MaxPlanet may find it necessary to increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among consumers. If MaxPlanet is unable to provide high quality products and services or otherwise fails to promote and maintain its brand, or if MaxPlanet incurs excessive expenses in an attempt to improve its products and services or promote and maintain its brand, MaxPlanet's business, operating results and financial condition will be materially and adversely affected.


         MAXPLANET MUST RELY ON ADVERTISING REVENUES AND IS UNCERTAIN AS TO THE SUCCESS OF THE ADOPTION OF THE INTERNET AS AN ADVERTISING MEDIUM.

          MaxPlanet derives substantially all of its revenues from the sale of advertisements on its Web pages under short-term contracts. Most of MaxPlanet's advertising customers have only limited experience with the Web as an advertising medium, have not devoted a significant portion of their advertising expenditures to Web-based advertising and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. MaxPlanet's ability to generate significant advertising revenues will depend upon, among other things:

         o acceptance of the Web by advertisers as an effective and sustainable advertising medium;

         o the development of a large base of users of MaxPlanet's services possessing demographic characteristics attractive to advertisers; and

         o the ability of MaxPlanet to develop and update effective advertising delivery and measurement systems.

         No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. There can be no assurance that the advertisers will determine that banner advertising, which MaxPlanet expect to comprise a substantial portion of its revenues that it anticipates receiving from its Internet websites, is an effective or attractive advertising medium, and there can be no assurance that MaxPlanet will effectively transition to any other forms of Web-based advertising should they develop.


         IF MAXPLANET IS UNABLE TO ENHANCE ITS WEBSITES AND DEVELOP NEW MEDIA PROPERTIES IT MAY NOT BE ABLE TO REMAIN COMPETITIVE.

         To remain competitive, MaxPlanet must continue to enhance and improve the responsiveness, functionality, features and content of MaxPlanet's main website, as well as MaxPlanet's other branded media properties. MaxPlanet cannot provide assurance that it will be able to successfully maintain competitive user response times or implement new features and functions, such as greater levels of user personalization, localized content filter and information delivery through "push" methods, which will involve the development of increasingly complex technologies.

         MaxPlanet's future success also depends in part upon the timely processing of website listings submitted by users and Web content providers, which have increased substantially in recent periods. MaxPlanet has from time to time experienced significant delays in the processing of submissions, and further delays could have a material adverse effect on MaxPlanet's goodwill among Web users and content providers, and on MaxPlanet's business. A key element of MaxPlanet's business strategy is the development and introduction of new MaxPlanet branded products targeted for specific interest areas, user groups with particular demographic characteristics and geographic areas. MaxPlanet cannot provide assurance that it will be successful in developing, introducing and marketing such products or media properties or that such products and media properties will achieve market acceptance, enhance MaxPlanet's brand name recognition or increase traffic on MaxPlanet's online properties.

         MaxPlanet depends substantially on third party efforts in the development and operation of new media properties. The introduction of new media properties also may be subject to delays that may negatively affect advertising revenues and MaxPlanet's competitive position. Enhancements of or improvements to MaxPlanet or new media properties may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of MaxPlanet's brand name recognition. Any failure of MaxPlanet to effectively develop and introduce these properties, or failure of such properties to achieve market acceptance, could adversely affect MaxPlanet's business, results of operations and financial condition.


         THE MARKET FOR MAXPLANET'S PRODUCTS AND MEDIA PROPERTIES ARE DEVELOPING AND MAXPLANET IS UNCERTAIN WHETHER MAXPLANET'S PRODUCTS AND MEDIA PROPERTIES WILL BE ACCEPTED BY THE MARKET.

         The markets for MaxPlanet's products and media properties have only recently begun to develop, are rapidly evolving and are characterized by an increasing number of market entrants who have introduced or developed information navigation products and services for use on the Internet and the Web. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for MaxPlanet's products and media properties is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance either that the market for MaxPlanet's products and media properties will develop or that demand for MaxPlanet's products or media properties will emerge or become sustainable. MaxPlanet's ability to successfully develop additional targeted media properties depends substantially on use of MaxPlanet.com to promote such properties. If use of MaxPlanet.com fails to continue to grow, MaxPlanet's ability to establish other targeted properties would be materially and adversely affected. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if MaxPlanet's products and media properties do not achieve or sustain market acceptance, MaxPlanet's business, operating results and financial condition will be materially and adversely affected.


         MAXPLANET IS SUBJECT TO AN ONGOING INVESTIGATION BY THE SECURITIES AND EXCHANGE COMMISSION AND MAY BE REQUIRED TO PAY MONETARY PENALTIES IN THE EVENT OF A DETERMINATION THAT IS ADVERSE TO MAXPLANET.

         MaxPlanet complied with an order from the Securities and Exchange Commission in October 1998, which directed a private investigation into questions relating to all offers and sales of securities and trading in securities that may involve possible violations of Sections 17(a) and (b) of the Securities and Exchange Act of 1933 and section 10(b) of the Securities and Exchange Act of 1934. To the best of MaxPlanet's knowledge, MaxPlanet continues to be a subject of this ongoing investigation by the Commission. An unfavorable resolution of this action could have a significant adverse effect on MaxPlanet's financial condition. See "Legal Proceedings" on page 28.

ITEM 2.   DESCRIPTION OF PROPERTY.

         MaxPlanet's principal office is located at 4400 US Highway Route 9 South, Suite 2800, Freehold, New Jersey 07728. MaxPlanet leases this office from Freehold Craig Road Partnership, a non-affiliate of MaxPlanet, pursuant to a lease, dated July 28, 1998, which provides for MaxPlanet to pay monthly rent of $3,510.94 for a term of 62 months beginning on August 3, 1998 and terminating on September 30, 2003. MaxPlanet occupies approximately 2,800 square feet of office space at this location.

         Valentino Salotti currently occupies approximately 15,000 sq. ft. of warehouse/showroom space at 248 Flushing Avenue, Brooklyn, New York 11223, which it subleases from Tradeway Upholstery, Inc., an affiliate of MaxPlanet for a term of five years beginning on May 8, 1999 and is renewed annually until such time as either party notifies the other party in writing of its intention to terminate the occupancy. Valentino Salotti does not pay rent or other charges to Tradeway for the use and occupancy of the Brooklyn property.

         MaxPlanet owns and utilizes a stand alone structure with approximately 6500 sq. ft. of office space and an adjacent parking lot at 14422 NW 7th Avenue, Miami, Florida 33168, where MaxPlanet operates a data center and MaxPlanet's development and sales departments. MaxPlanet purchased its Florida facilities from A & J Capital, a principal shareholder of MaxPlanet, on October 19, 1999. MaxPlanet owns the facility, and, at present, there are no liens on, or mortgages associated with, the property. At present, there is no proposed program to renovate, improve or develop the property. MaxPlanet, which is the sole occupant of the facility, fully occupies the facility. Management believes that the property is adequately insured. The annual realty tax on the property is approximately $3,950. MaxPlanet has taken no depreciation on this property. See "Certain Relationships and Related Transactions" on page 47.

         MaxPlanet cannot provide assurance that the owners of the properties from which MaxPlanet rents space will not demand increased rent from MaxPlanet in the future in consideration for the use of these properties or that MaxPlanet will not relocate its operations at substantial cost to MaxPlanet, if necessary, which may adversely affect MaxPlanet's financial condition and results of operations.


ITEM 3.  LEGAL PROCEEDINGS

         On August 3, 2000, MaxPlanet entered into a settlement agreement with Maxnet Holdings, Inc., which, in July 1998, had filed a federal trademark infringement lawsuit against MaxPlanet relating to MaxPlanet's prior use of the name "Maxnet, Inc." Pursuant to the settlement agreement, MaxPlanet agreed to discontinue the use of the Maxnet name and service mark in exchange for Maxnet Holdings' dismissal of all claims against MaxPlanet. See "Recent Developments" on page 2.

         On March 16, 2000, MaxPlanet commenced an action by filing a claim in the Superior Court of New Jersey, Monmouth County, against Michael Marsowicz ("Marsowicz"), the former President of Virtual Financial Network The principal parties are MaxPlanet and Marsowicz. Marsowicz, as president of Virtual Financial Network, entered into an Agreement with MaxPlanet to develop web phonebook software. MaxPlanet paid Marsowicz and Marsowicz did not perform his obligations under the agreement. Thereafter, MaxPlanet negotiated a contract to buy common stock of Virtual Financial Network. MaxPlanet alleges that Marsowicz breached this agreement as well. Marsowicz counter-claimed against MaxPlanet alleging damages. Damages sought are not specified in the pleadings of either party. MaxPlanet has entered a default against Marsowicz for failure to timely file an answer. It is anticipated that Marsowicz will vacate the default, at which time MaxPlanet expects that it will proceed with discovery.

         On January 28, 2000, Planet Entertainment Corp. ("Planet Entertainment") commenced an action against MaxPlanet by filing a claim in the Superior Court of New Jersey, Monmouth County. The principal parties are Planet Entertainment, MaxPlanet and the principals of MaxPlanet. The parties entered into an agreement whereby Planet Entertainment was to raise capital and invest money in, and merge with, MaxPlanet. Planet Entertainment was also to sell MaxPlanet song titles and provide MaxPlanet with the digital recording equipment to put the titles on the Internet. Planet Entertainment is alleging that MaxPlanet failed to buy the song titles as agreed. MaxPlanet alleges that Planet Entertainment never delivered the equipment to put the song titles on the Internet and only delivered a fraction of the song titles contracted for, which were not even delivered timely. MaxPlanet also alleges that Planet Entertainment did not provide the capital contribution agreed upon by the parties. Each of the parties alleges damages incurred due to the other party's failure to perform. The parties have filed initial pleadings, are presently exchanging answers to interrogatories and documents, and expect to take depositions of parties and witnesses after responding to interrogatories. Damages are not specified by either party in the pleadings filed.

         In October, 1998, MaxPlanet complied with an order from the Securities and Exchange Commission that directed a private investigation into questions relating to all offers and sales of securities and trading in securities that may involve possible violations of Sections 17(a) and (b) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities and Exchange Act of 1934, as amended. To the best of MaxPlanet's knowledge, MaxPlanet continues to be a subject of this ongoing investigation by the Commission. An unfavorable resolution of this action could have a significant adverse effect on MaxPlanet's financial condition. See "Risk Factors - MaxPlanet is Subject to an Ongoing Investigation By the Securities and Exchange Commission and May Be Required to Pay Monetary Penalties in the Event of a Determination that is Adverse to MaxPlanet" on page 27.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                     PART II


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


Market For Shares

         MaxPlanet's shares of common stock are traded on the Nasdaq OTC Bulletin Board (the "OTC Bulletin Board") under the symbol "MXNT." Prior to
February 9, 2000, MaxPlanet was a non-reporting publicly traded company. MaxPlanet was required to become a reporting company by the Securities and Exchange Commission by the close of business on February 9, 2000 in accordance with changes to Nasdaq Stock Market rules requiring all companies trading securities on the OTC Bulletin Board to comply with the reporting company requirements. Prior to such time, MaxPlanet was a non-reporting publicly traded company. MaxPlanet's shares have had a limited market in the OTC Bulletin Board, and OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The following is a summary of the high and low bid for each quarter for the last two fiscal years:


       Quarter Ending           High Bid       Low Bid
----------------------------- ------------- --------------

                               $ 3.687          $ 0.250
June 30, 1998

September 30, 1998               4.500            0.500

December 31, 1998                1.750            0.406

March 31, 1999                   3.500            0.875

June 30, 1999                    8.375            1.687

September 30, 1999               2.875            1.187

December 31, 1999                1.281            0.562

March 31, 2000                   2.250            0.500

June 30, 2000                    1.500            0.150

September 30, 2000               0.230            0.120
                              ------------- --------------

Holders of Record

         As of October 27, 2000, there were approximately 1219 holders of record of MaxPlanet's common stock.


Dividends and Dividend Policy

         MaxPlanet has not declared or paid any dividends over the past two fiscal years or in any subsequent period for which financial information may be required.

         MaxPlanet does not expect to declare or pay any dividends in the foreseeable future, but instead intends to retain all earnings, if any, to expand MaxPlanet's operations. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon MaxPlanet's earnings, if any, its capital requirements and financial condition, and other relevant factors.


Description of Securities

         MaxPlanet is authorized to issue 50 million shares of its common stock, par value $.0001 per share, and 10 million shares of preferred stock, par value $.0001 per share. As of October 27, 2000, there were 14,538,421 shares of MaxPlanet common stock outstanding and no preferred stock outstanding. Holders of common stock are entitled to dividends as and when declared by the Board of Directors from funds legally available therefore and, upon liquidation, dissolution or winding up of MaxPlanet, to share ratably in all assets remaining after payment of all liabilities. Holders of common stock do not have preemptive rights, and are entitled to one vote for each share of common stock held of record by them. MaxPlanet's common stock is not redeemable and does not have any conversion rights. All of the outstanding shares of MaxPlanet's common stock are fully paid and non-assessable.


Recent Sales of Unregistered Securities

         On February 24, 1999, MaxPlanet issued 100,000 shares of common stock to the sole shareholder of Ultra Web, Inc., in connection with MaxPlanet's acquisition of 80% of the equity securities of Ultra Web. MaxPlanet's issuance of common stock to the sole shareholder of Ultra Web, Inc. Val was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. See "Description of Business - Acquisition of Ultra Web" on page 6.

         On February 17, 1999, MaxPlanet sold 10% of the equity securities of Valentino Salotti to A & J Capital for $200,000. As consideration for the purchase of the securities, A & J Capital paid MaxPlanet $50,000 in cash at closing and issued MaxPlanet a promissory note in the principal amount of $150,000, payable on demand at any time following 12 months after the date of issuance, at a rate of interest of 10% per annum. MaxPlanet's sale of equity securities of Valentino Salotti to A & J Capital was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 504 of Regulation D of the Securities Act, since MaxPlanet sold the shares to one accredited, sophisticated investor who had conducted business with MaxPlanet on prior occasions. See "Description of Business - Sale of 10% of Valentino Salotti" on page 3.

         On February 17, 1999, MaxPlanet issued 500,000 shares of common stock to the sole shareholder of Trident Recovery Systems, Inc., in connection with MaxPlanet's purchase of 100% of the equity securities of Trident. MaxPlanet's issuance of common stock to Mr. Feinberg was exempt from registration requirements pursuant to Section 4(2) of the  Securities  Act and Rule 506 of Regulation D of
the Securities Act, since MaxPlanet issued shares to an accredited, sophisticated investor who was familiar with MaxPlanet and transacted business with MaxPlanet on prior occasions. See "Description of Business - Acquisition of Trident Recovery Systems" on page 5.

         On December 15, 1998, MaxPlanet issued an aggregate of one million shares of MaxPlanet common stock to the shareholders of Virtual Financial Network.com, Inc., in exchange for 100% of the outstanding equity securities of Virtual Financial. MaxPlanet's issuance of common stock in connection with this acquisition was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Regulation D of the Securities Act, since MaxPlanet issued shares to accredited, sophisticated investors who were familiar with MaxPlanet and transacted business with MaxPlanet on prior occasions. See "Description of Business - Acquisition of Virtual Financial" on page 5.

         On December 15, 1998, in connection with MaxPlanet's acquisition of Virtual Financial, MaxPlanet issued 100,000 shares of common stock to Reich Brothers, Inc., of which Israel Goldreich, the Chief Operating Officer, Vice President and a director of MaxPlanet, is the President, as payment to Reich Brothers' for its service as a consultant. The transaction was consummated, and the shares were issued to Mr. Goldreich, prior to Mr. Goldreich's service as a director and officer of MaxPlanet. MaxPlanet's issuance of common stock to Reich Brothers was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Regulation D of the Securities Act. See "Description of Business - Internet Developers: Virtual Financial" on page 9.

         On October 28, 1998 and January 8, 1999, MaxPlanet issued and sold an aggregate of 1,852,500 shares of common stock at $0.40 per share, for an aggregate offering price of $741,000, to a group of four accredited investors, including A & J Capital. MaxPlanet's issuance of common stock to the group was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 504 of Regulation D of the Securities Act, since MaxPlanet issued shares to accredited, sophisticated investors who were familiar with MaxPlanet and transacted business with MaxPlanet on prior occasions.

         On June 16, 1998, MaxPlanet issued 25,000 shares of MaxPlanet common stock to Reich Brothers, Inc., a corporation wholly-owned by Israel Goldreich, a director of MaxPlanet, in connection with MaxPlanet's acquisition of the domain names, business plan and content of OneClass.com and 1Class.com online shopping networks, which were subsequently sold to NPS International Corporation on October 17, 2000. MaxPlanet's issuance of common stock to Reich Brothers was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act, since MaxPlanet issued shares to an accredited, sophisticated investor who was familiar with MaxPlanet and transacted business with MaxPlanet on prior occasions. See "Description of Business - Acquisition of OneClass.com and 1Class.com" on page 4.

         On May 8, 1998, MaxPlanet issued 500,000 shares of common stock to Isaak Val, the President of MaxPlanet and of Valentino Salotti and the father of Henry Val, who is the Chairman and Chief Executive Officer of MaxPlanet, in connection with MaxPlanet's acquisition of 100% of the outstanding securities of Valentino Salotti from Mr. Isaak Val. MaxPlanet's issuance of common stock to Mr. Isaak Val was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act, since MaxPlanet issued shares to an accredited, sophisticated investor who was familiar with MaxPlanet and transacted business with MaxPlanet on prior occasions. See "Description of Business - Acquisition of Valentino Salotti" on page 3.

         On May 5, 6 and 12, 1998, MaxPlanet issued and sold 3,050,000 shares of common stock at $0.06 per share, for an aggregate offering price of $183,000, to a group of accredited investors. MaxPlanet's issuance of common stock to the group was exempt from registration requirements pursuant to Section 4(2) of the

Securities Act and Rule 504 of Regulation D of the Securities Act, since MaxPlanet issued shares to accredited, sophisticated investors who were familiar with MaxPlanet and had transacted business with MaxPlanet on prior occasions.

         On September 15, 1997, MaxPlanet issued and sold 670,000 shares of common stock at $0.50 per share to a group of accredited investors for approximately $335,000 in cash. The issuance of common stock was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 504 of Regulation D of the Securities Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion of the financial condition and results of operations of MaxPlanet should be read in conjunction with the consolidated financial statements and notes thereto.


Results of  Operations

         MaxPlanet's   historical  operating  results  do  not  reflect  present
business strategy and consequently are not indicative of the probability of MaxPlanet's future success or failures.


Liquidity and Capital Resources

         MaxPlanet's capital requirements have historically exceeded its cash flow from operations as MaxPlanet has been building its business. As a result, MaxPlanet has depended upon sales of its common stock and borrowings from third parties to finance its working capital requirements.

         At present, MaxPlanet has limited capital resources, pending completion of the investment agreement between Mundo Maximo, Corp. and Triumph Global Securities. MaxPlanet has implemented cost control measures that have enabled it to continue to remain operational absent such immediate funding. See "Recent Developments" on page 2.

         In May 1998, MaxPlanet purchased all of the outstanding stock of Valentino Salotti, Inc. for 500,000 shares of common stock and $50,000 in cash. See "Description of Business - Acquisition of Valentino Salotti" on page 3.

         In June 1998, MaxPlanet acquired research information and business-plans for the Webphonebook/Portal - Community Internet project along with WebPhoneBook.com and 17 other Domain Names from Intrasoft, Ltd. for $70,000 in cash. See "Description of Business - Acquisition of WebPhoneBook.com" on page 3.

         In June 1998, MaxPlanet acquired the domain names, business plan, and the content of OneClass.com and 1Class.com, which MaxPlanet subsequently sold to NPS International Corporation on October 17, 2000, from Reich Brothers, Inc. The shareholders of Reich Brothers, Inc. received $6000, 25,000 shares of MaxPlanet common stock and an option to purchase 100,000 shares of MaxPlanet common stock priced at $1.00 per share. See "Description of Business - Acquisition of OneClass.com and 1Class.com" on page 4.

         In December 1998, MaxPlanet purchased all of the outstanding stock of Virtual Financial Network.com, Inc. in exchange for $50,000 in cash, an aggregate of 500,000 shares of MaxPlanet common stock delivered at and after closing and an additional 500,000 shares of MaxPlanet common stock to be issued thereafter (the "Additional Shares"). The Additional Shares were issued by MaxPlanet and are being held in escrow, subject to the outcome of litigation between the parties. See "Legal Proceedings" on page 28.


         On January 7, 1999, MaxPlanet formed Mundo Maximo, Corp. and its Internet website www.MundoMaximo.com (MaxPlanet's official Spanish Portal Internet site) in an attempt to capitalize on the growing global Hispanic online market. MundoMaximo.com is intended to provide Hispanic Community news, products and lifestyle.

         In February 1999, MaxPlanet acquired 100% of the outstanding stock of Trident Recovery Systems, Inc. for 500,000 shares of common stock. See "Description of Business - Acquisition of Trident Recovery Systems, Inc." on page 5.

         In February 1999, MaxPlanet acquired 80% of the outstanding stock of Ultra Web, Inc. for in exchange for 100,000 shares of MaxPlanet common stock. MaxPlanet acquired Telephonebook.net, which was subsequently sold to NPS International Corporation, as part of the acquisition of Ultra Web. See "Description of Business - Acquisition Ultra Web" on page 6.

         On October 19, 1999, MaxPlanet purchased property in Miami, Florida with approximately 6500 sq. ft. of office space which MaxPlanet out of which MaxPlanet operates its Internet development and technology department. See Certain Relationships and Related Transactions on page 47.

         MaxPlanet has commitments under leases covering its facility in New Jersey. The minimum amounts of the total of lease payments are approximately $42,000 per year for each of the next three years. MaxPlanet has also leased a number of computer workstations for a period of three years.

         On March 17, 2000, Mundo Maximo Corp. entered into an agreement with Triumph Global Securities, Ltd. pursuant to which Triumph Global will provide financial and consulting services to Mundo Maximo and act as its exclusive advisor and placement agent in connection with Mundo Maximo's efforts to obtain capital investment from outside sources. Mundo Maximo has paid Triumph Global an aggregate of $95,000 in cash in connection with the agreement and Triumph Global will receive the greater of (i) an additional $505,000, and (ii) 7% of the first $10 million of the capital raised by Triumph Global, less $95,000, plus 4% of the capital raised in excess of $10 million. MaxPlanet believes that its agreement with Triumph Global will enable MaxPlanet to raise additional capital to meet its projected financial needs. See "Recent Developments" on page 2.

         In September 2000, MaxPlanet entered into an agreement to sell certain domain names and Internet related assets to NPS International Corporation in exchange for 3,500,000 shares of NPS common stock that is valued at approximately $123,000. See "Recent Developments" on page 2.

         On October 17, 2000, MaxPlanet consummated an agreement with NPS International Corporation ("NPS") whereby the NPS is to lease its corporate office from MaxPlanet and use the services of MaxPlanet's Internet development and technology facility in Miami, Florida to generate users and customers to purchase the products and services offered by NPS. The agreement is to provide MaxPlanet revenues of $5,000 per month until September 2000 and is automatically renewed for successive one year terms until one party delivers written notice of termination to the other party of such party's intention to terminate the agreement. NPS agreed to pay MaxPlanet a minimum quarterly fee of 100,000 shares of NPS common stock for supporting NPS' growth plan. See "Recent Developments" on page 2.

         MaxPlanet has entered into employment agreements with its Chief Executive Officer and Vice President through December 31, 2010. The agreements provide for minimum compensation and bonuses as determined by the Board of Directors. See "Executive Compensation - Employment Agreements, Termination of Employment and Change in Control Arrangements" beginning on page 43.

         MaxPlanet plans to continue to develop, contract or acquire the content and services needed to appeal to the Internet User. Through contractual agreement, acquisitions and Internet properties MaxPlanet plans to continue to offer businesses, customers, advertisers and Users entertainment, shopping and information online. By providing options for the Internet User MaxPlanet may be positioned to capture a share of online purchases and advertising revenues. MaxPlanet anticipates that in addition to sales of Internet development services, furniture and products through E-Commerce MaxPlanet's source of revenue will be fees paid by third parties for advertising their products and services on www.MaxPlanet.com and its other Internet properties.


Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

Operating Revenues. Operating revenues for the year ended March 31, 2000 were $849,486 compared to $521,513 for the year ended March 31, 1999, a 62.9% increase. The additional revenues resulted primarily from an increased amount of sales of furniture sold by Valentino Salotti, Inc. of $231,829 and Internet advertising and web hosting of $96,330.

Cost of Revenues. Cost of revenues for the year ended March 31, 2000 were $1,427,257 compared to $841,739 for the year ended March 31, 1999, a 69.6% increase. The additional costs resulted from an increase in cost of goods sold associated with furniture sales of $196,772, and increases in consulting fees of $140,602, payroll of $195,075 and Internet development costs of $42,509.

Sales and Marketing Expenses. Sales and marketing expenses were $251,960 for the year ended March 31, 2000 compared to $63,054 in the year ended March 31, 1999, a 298% increase. Increases in advertising, commissions, and public relations costs totaling $125,709 primarily accounted for the difference.

General and Administrative Expenses. General and administrative expenses were $377,794 for the year ended March 31, 2000 as compared to $105,280 for the year ended March 31, 1999, an increase of $272,514 or 359%. Increases in insurance, rent, utilities and other office expenses totaling $64,702 accounted primarily for the increases.

Other Income (Expenses). Gains on sales of assets were $49,617 for the year ended March 31, 2000 as compared to $193,598 in the year ended March 31, 1999. The decrease was primarily from a result of a sale of 10% of the equity securities of Valentino Salotti, Inc. resulting in a $188,500 gain in 1999. Additional gains from the sales of marketable securities, totaling $44,519 were achieved in 2000. In 1999, MaxPlanet recorded impairment losses of $627,300 primarily due to the valuation of a minority interest in an unrelated company of $152,800 and valuation of the wholly-owned subsidiary interest of Virtual Financial of $456,000. Interest and dividend income for the year ended March 31, 2000 was $30,748 compared to $19,596 in the year ended March 31, 1999.

Liquidity and Capital Resources. Cash for the year ended March 31, 2000 decreased by $948,250. MaxPlanet's operating activities used cash of $919,015 in the year ended March 31, 2000 primarily due to a net loss of $1,148,314. An increase in accounts payable of $170,867 provided additional funds.

Cash for the year ended March 31, 1999 increased by $870,834. MaxPlanet's operating activities used cash of $519,812. A significant non-cash offset to net loss resulted from impairment losses totaling $627,300, whereas gains on sales of assets of $193,598 are added to the net loss. Increases in accounts payable and accrued expenses were offset by an increase in inventory by $156,607.

Cash provided by investing activities was $164,620 for the year ended March 31, 2000 and cash used in investing activities was $263,402 in the year ended March 31, 1999. In both years, cash was used to purchase marketable securities. Also in both years, MaxPlanet purchased office furniture, equipment, and software relating to Internet development.

Net cash used in financing activities was $193,855 for the year ended March 31, 2000. Proceeds from the issuance of common stock were $60,151 whereas loans to related parties were $254,006.

Net cash provided by financing activities was $1,654,048 for the year ended March 31, 1999 primarily from issuance of common stock of $1,074,862 and proceeds from a note payable in the amount of $800,000. Loans to unrelated parties totaled $221,300.

Balance sheet accounts. Cash at March 31, 1999 was $950,524 as compared to $2,274 at March 31, 2000, a decrease of $948,250, due primarily from cash used in operations of $919,015, amounts paid for property and equipment of $51,178 and loans to related parties of $254,006, less amounts received from sales of marketable securities totaling $230,298.

Property and equipment increased by $272,597 primarily from the purchase of the Company's building in Florida. Additional loans to related parties were paid $254,338 during the year ended March 31, 2000. Deferred revenue increased during the year ended March 31, 2000 by $209,536 relating to sales of marketable security calls, which expire subsequent to March 31, 2000.

Note payable, other, of $800,000 at March 31, 1999 decreased to zero at March 31, 2000 due this note being converted into common stock. Additional paid-in-capital increased by $1,337,490 to $3,330,454 at March 31, 2000 due to the Company's purchases of assets using its common stock and the aforementioned note conversion.

Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

MaxPlanet and its subsidiaries did not have substantial business in the year ended March 31, 1998. Therefore, the 1999 activity itself would approximate the change between the years.

ITEM 7.  FINANCIAL STATEMENTS

         See the financial statements listed in the accompanying index to the Financial Statements on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Robert Rescigno, CPA ("Rescigno") resigned as the principal accountant to audit the financial statements of MaxPlanet, effective April 3, 2000. Rescigno, a solo practitioner, informed MaxPlanet that he was unable to continue to work for MaxPlanet due to reasons unrelated to MaxPlanet.

         The reports of Rescigno on MaxPlanet's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

         The decision to accept the resignation submitted by Rescigno was approved by MaxPlanet's Board of Directors.

         During the two most recent fiscal years and the subsequent interim period preceding April 3, 2000, there were no disagreements with Rescigno on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Rescigno's satisfaction, would have caused Rescigno to make reference to the subject matter of the disagreement in connection with its report.

         During the two most recent fiscal years and the subsequent interim period preceding April 3, 2000, Rescigno did not advise MaxPlanet of any matters set forth in Item 304(a)(1)(v) of Regulation S-K.

         On April 3, 2000, MaxPlanet appointed Ehrenkrantz, Sterling & Co. LLC ("Ehrenkrantz, Sterling") as the principal accountant to audit MaxPlanet's financial statements.

         During MaxPlanet's two most recent fiscal years and the subsequent interim period preceding April 3, 2000, neither MaxPlanet (nor anyone acting on MaxPlanet's behalf) consulted with Ehrenkrantz, Sterling regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on MaxPlanet's financial statements, and neither a written report nor oral advice was provided to MaxPlanet by Ehrenkrantz, Sterling on matters which would require disclosure pursuant to Items 304(a)(1)(iv) and 304(a)(1)(v) of Regulation S-K.

         MaxPlanet filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 10, 2000, regarding the resignation of Rescigno and the appointment of Ehrenkrantz, Sterling as the principal accountant to audit the MaxPlanet's financial statements.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The current directors and executive officers of MaxPlanet are as follows:


--------------------------------------------------------------------------------
         Name                  Age      Position
--------------------------------------------------------------------------------


         Henry Val1            40       Chief Executive Officer and
                                        Chairman of the Board
         Isaak Val1            64       President, Director and President of
                                        Valentino Salotti

         Israel Goldreich      35       Vice President, Acting Chief Operating
                                        Officer, Secretary and Director

--------------------------------------------------------------------------------

(1)  Henry Val is the son of Isaak Val.


         A summary of the business experience and background of MaxPlanet's current directors and executive officers is set forth below.

HENRY VAL has been the Chief Executive Officer and Chairman of the Board of MaxPlanet since January 1998. Mr. Val has been with MaxPlanet on a full-time basis since January 1998. Mr. Val has been associated with MaxPlanet since 1993, serving primarily as a consultant from 1993 through 1998. Since 1990, Mr. Val has been the Chief Executive Officer of the consulting company Alphamedia, Inc. Mr. Val was appointed as interim President, and was elected a director, of NPS International Corporation following the execution of MaxPlanet's agreement with NPS International Corporation on October 17, 2000. See "Recent Developments" on page 2.

ISAAK VAL has been with MaxPlanet, on nearly a full-time basis, since February 16, 1999. Mr. Val was elected President of MaxPlanet by the Board on April 8, 1999, and as a director of MaxPlanet on May 8, 1998. Mr. Val has been in the custom furniture design, production and sales industry for 49 years. Mr. Val founded Tradeway Upholstery, Inc. in 1991, has served as President of Tradeway Upholstery since such time. Mr. Val is involved with Tradeway on a part-time basis, with the preponderance of his time spent with the business of MaxPlanet and its subsidiary, Valentino Salotti. Mr. Val founded Valentino Salotti in 1996, and has served as the President of Valentino Salotti since such time.

ISRAEL GOLDREICH has served as Vice-President, Acting Chief Operating Officer and Secretary of MaxPlanet, and has been with MaxPlanet on a full-time basis, since January 1, 1999. Mr. Goldreich was elected as a director of MaxPlanet on March 25, 1998. Prior to joining MaxPlanet, Mr. Goldreich worked full time with the consulting company Reich Brothers, and has served as the President of Reich Brothers from November 1997 to present. Mr. Goldreich received his juris doctorate degree from the Massachusetts School of Law in Andover, Massachusetts in 1995. Mr. Goldreich has served as a director of NPS International Corporation since October, 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the any person who, at any time during the last fiscal year, was an executive officer, director or beneficial owner of more than 10% of any class of equity securities of MaxPlanet registered pursuant to Section 12 (each a "reporting person") to file reports regarding ownership of MaxPlanet's common stock with the SEC and to furnish MaxPlanet with copies of all such filings. Based on a review of these filings, MaxPlanet is aware that not all filings have been timely made. MaxPlanet is aware that Isaak Val, Henry Val, Israel Goldreich and A & J Capital, each of whom filed reports required by Section 16(a) with the SEC on October 11, 2000, not all of which were untimely made, did not file all of their reports in a timely manner.


Directors

         All directors of MaxPlanet hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, MaxPlanet's Bylaws provide for no fewer than one, nor more than five, directors. There are currently three directors of MaxPlanet. The Bylaws permit the Board of Directors to fill any vacancy, and directors who are elected by the Board to fill vacancies may serve until the next annual meeting of shareholders or until such director's successor is elected and qualified. Officers of MaxPlanet serve at the discretion of the Board of Directors.


Directors' Compensation

         Directors were not paid a fee for service as a director or committee member during the fiscal year ended March 31, 2000.


Board Of Directors' Meetings And Committees

         The Board of Directors met an aggregate of 115 times during the fiscal year ended March 31, 2000. While MaxPlanet currently has no standing committees of the Board, MaxPlanet expects to establish audit and compensation committees in the fiscal year ending March 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION.


         Summary Compensation Table. The Summary Compensation Table set forth below shows certain compensation information for all individuals serving as MaxPlanet's Chief Executive Officer or acting in a similar capacity during the 1999 fiscal year, the four most highly compensated executive officers, other than the Chief Executive Officer, serving as executive officers at the end of the 1999 fiscal year, and two highly compensated individuals not serving as executive officers at the end of the 1999 fiscal year (collectively, the "Named Executive Officers") for services rendered in all capacities during the fiscal years ended March 31, 2000, March 31, 1999 and March 31, 1998. This information includes base salaries, bonus awards and long-term incentive plan payouts, the number of stock options and stock appreciation rights ("SARs") granted, and certain other compensation, if any, whether paid or deferred.


                                                  SUMMARY COMPENSATION TABLE
                                                                                                 LONG-TERM
                                                      ANNUAL COMPENSATION                      COMPENSATION
                                                      -------------------                      ------------

                                                                                          Awards
                                                                                          ------
                                                                                          Securities
                                                                                          Underlying
                                                                                          Options/        All Other
Name and Principal Position                     Period              Salary      Bonus     SARs (1)        Compensation
---------------------------                     ------              ------      -----     --------        ------------
Henry Val                              Fiscal Year Ended 3/31/00   $ 30,000      ----            150,000        ----
Chief Executive Officer & Chairman,    Fiscal Year Ended 3/31/99     11,000      ----            650,000        ----
2/98 to present                        Fiscal Year Ended 3/31/98     ----        ----          ----             ----

Isaak Val                              Fiscal Year Ended 3/31/00     7,200       ----          ----            $ 1,500
President, 4/99 to present             Fiscal Year Ended 3/31/99     3,000       ----          ----              1,500
Director, 2/99 to 3/99                 Fiscal Year Ended 3/31/98     ----        ----          ----             ----

Israel Goldreich                       Fiscal Year Ended 3/31/00     52,000      ----            150,000        89,000
Vice President, Acting Chief           Fiscal Year Ended 3/31/99      9,000      ----            650,000        14,700
Operating Officer, and
Secretary, 1/99 to present             Fiscal Year Ended 3/31/98     ----        ----          ----             ----


(1) Securities represent shares of MaxPlanet common stock underlying options.

         Option/SAR Grants in Last Fiscal Year. The following table shows information regarding grants of stock options made to the Named Executive Officers during the fiscal year ended March 31, 2000. The amounts shown as potential realizable values are based on assumed annualized rates of stock price appreciation of five percent and ten percent over the term of the options. These potential realizable values are based solely on arbitrarily assumed rates of appreciation required by applicable SEC regulations. Actual gains, if any, on option exercises and common stock holdings are dependent on the future performance of MaxPlanet's common stock and overall stock market conditions.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                                    Potential
                                                                                                    Realizable
                                                                                                    Value at Assumed
                                                                                                    Annual Rates of
                             Number of                                                              Stock Price
                             Securities        % of Total                                           Appreciation for
                             Underlying       Options/SARs                                          Option Term
                            Options/SARs       Granted to       Exercise or Base      Expiration    ------------
          Name              Granted (1)         Employees         Price ($/Sh)           Date          5%        10%
          ----              -----------         ---------         ------------           ----          --        ---
                                                                                                                  <C
Henry Val                     150,000              50%               $ 2.00              2010           0         0

Isaak Val                       ----              ----                ----               ----         ----       ----

Israel Goldreich              150,000              50%                2.00               2010           0         0


-----------------------


(1)   Securities represent shares of MaxPlanet common stock underlying options.

         Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values. The following table summarizes for each of the Named Executive Officers the number of stock options, if any, exercised during the fiscal year ended March 31, 2000, the aggregate dollar value realized upon exercise, the total number of securities underlying unexercised options, if any, held at March 31, 2000, and the aggregate dollar value of in-the-money, unexercised options, if any, held at March 31, 2000. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise or base price of the option. Value of unexercised, in-the-money options at fiscal year-end is the difference between the exercise or base price and the fair market value of the underlying stock on March 31, 2000. The last sale price of MaxPlanet common stock on November 2, 2000 was $0.065. The values in the column "Value of Unexercised In-The-Money Options/SARs at FY-End" have not been, and may never be, realized. The underlying options have not been, and may not be, exercised, and actual gains, if any, on exercise will depend upon the value of the underlying stock on the date of exercise.

         No options were exercised by the Named Executive Officers during the 2000 fiscal year. The following table sets forth information regarding the value of unexercised options held by the named Executive Officers of MaxPlanet.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                      Number of Securities                                  Value of Unexercised
                                     Underlying Unexercised                                     In the Money
                                        Options/SARs at                                        Options/SARs at
                                           FY-End (1)                                            FY-End (1)
                                           ----------                                            ----------
Name                            Exercisable          Unexercisable                    Exercisable          Unexercisable
----                            -----------          -------------                    -----------          -------------
Henry Val                             800,000                ----                            ----                  ----

Isaak Val                              ----                  ----                            ----                  ----

Israel Goldreich                      800,000                ----                            ----                  ----


(1)  Securities represent shares of MaxPlanet common stock underlying options.

Employment Agreements, Termination of Employment and Change in Control Arrangements

         Isaak Val does not receive compensation for his service as President of MaxPlanet and Valentino Salotti.

         As compensation for services rendered to MaxPlanet by Henry Val, MaxPlanet paid Henry Val a salary of $25,000 for the five months of employment ended May 31, 1999. On January 1, 1999, MaxPlanet entered into an employment agreement with Henry Val, which is to expire on December 31, 2010, unless earlier terminated as provided in the agreement, which provides that Henry Val will receive:

         o an annual salary of $125,000 commencing June 1, 1999, with annual increases during the following nine years of no less than 10% per annum;

         o        2.5%  of  all  pre-tax   profits   recorded  by  MaxPlanet  in
                  accordance  with  Generally  Accepted  Accounting   Principles
                  ("GAAP");

         o        the greater of:

                  o 2% of the value of any acquisition by MaxPlanet (as computed by the purchase price plus the value of any additional consideration paid in connection with such acquisition); or

                  o 2% of the revenue reported by the acquired party in its preceding fiscal year;
                  and

         o        2.5% of any capital raised by MaxPlanet.

         In the event that any portion of the consideration to be paid to Henry Val in accordance with the above shall consist of publicly held securities, the market price of these securities shall be used to determine its value, and the value related to any option, warrant or right to purchase these securities shall be determined by the Black-Scholes Model. At the sole option of Henry Val, any compensation due under the agreement described above may be converted into shares of MaxPlanet's common stock at a conversion price equal to the average closing bid price for the common stock 30 days prior to any such acquisition or capital funding. In the event of a change of control, Henry Val may resign as an officer and employee of MaxPlanet, and all amounts due and owing for the term of the agreement shall become due and payable. Henry Val waived 50% of his 1999 salary in exchange for options to purchase 150,000 shares of MaxPlanet common stock at $2.00 per share, exercisable for a period of three years ending on December 31, 2001.

         Henry Val will also receive bonuses in amounts that the Board of Directors may determine, at its sole discretion, from time to time, and, from April 1, 1999 through the remainder of the term of Henry Val's employment agreement, Henry Val will receive options to purchase up to 100,000 shares of MaxPlanet common stock each year at the closing price per share of MaxPlanet's common stock as of March 31 of each year.

         At such time as MaxPlanet achieves a profitable year, as determined by its independent accountants, Henry Val will receive

         o options to purchase an additional 200,000 shares of MaxPlanet's common stock each year at the closing price per share of MaxPlanet's common stock as of March 31 of each year, and

         o        an  additional 5% of MaxPlanet's pre-tax profit for each year.

         In the event of a profitable year, Henry Val will have the option to accept the additional 5% profit compensation

         o        as cash,

         o        in the form of shares of MaxPlanet's common stock, or

         o in the form of options to purchase shares of MaxPlanet's common stock, in an amount that is equal to double the amount of cash compensation that Henry Val would otherwise be entitled to receive in such an event, at a price per share equal to the closing price per share of the common stock on the last business day of such profitable fiscal year.

         MaxPlanet has agreed to properly and timely register all of the shares underlying the Employee Stock Plan and other such compensation plans.

         The Board of Directors may, at its sole discretion, grant additional compensation to Henry Val, and the Board will review Henry Val's salary annually, and may, at its sole discretion, increase his salary and grant additional bonuses to Henry Val. The Board may not reduce Henry Val's compensation without his consent.

         From January 1, 1999 through March 31, 2000, MaxPlanet paid Henry Val approximately $41,000 pursuant to his employment agreement.

         As compensation for services rendered to MaxPlanet by Israel Goldreich during the five months of employment ended May 31, 1999, MaxPlanet paid Mr. Goldreich a salary of $25,000 for such time. On January 1, 1999, MaxPlanet has entered into an employment agreement with Israel Goldreich which is to expire on December 31, 2010, unless earlier terminated as provided in the agreement, which provides that Mr. Goldreich will receive:

         o an annual salary of $100,000 commencing on June 1, 1999, with annual increases during the following nine years of no less than 10% per annum;

         o        2.5%  of  all  pre-tax  profits  recorded  by  MaxPlanet,   in
                  accordance  with  Generally  Accepted  Accounting   Principles
                  ("GAAP");

         o        the greater of:

                  o 2% of the value of any acquisition by MaxPlanet (as computed by the purchase price plus the value of any additional consideration paid in connection with such acquisition); or

                  o 2% of the revenue reported by the acquired party in its preceding fiscal year;

                  and

         o        2.5% of any capital raised for MaxPlanet.

         In the event that any portion of such consideration shall consist of publicly held securities, the market price of these securities shall be used to determine value, and the value related to any option, warrant or right to purchase these securities shall be determined by the Black-Scholes Model. At Mr.
Goldreich's   option,
such compensation may be converted into shares of MaxPlanet's common stock at a conversion price equal to the average closing bid price for the common stock 30 days prior to any such acquisition or capital funding.

         In the event of a change of control, Mr. Goldreich may resign as an officer and employee of MaxPlanet, and all amounts due to Mr. Goldreich for the term of the agreement will become immediately due and payable to Mr. Goldreich. Mr. Goldreich waived 50% of his 1999 annual salary in exchange for options to purchase 150,000 shares of MaxPlanet's common stock at $2.00 per share, exercisable for a three year period ending on December 31, 2001.

         Mr. Goldreich may also receive bonuses in such amounts as the Board of Directors may determine, at its sole discretion, from time to time.

         Mr. Goldreich will receive options to purchase up to 100,000 shares of MaxPlanet's common stock each year exercisable at the closing price as of March 31 of each year. At such time as MaxPlanet achieves a profitable year, as determined by its independent accountants, Mr. Goldreich will receive:

         o options to purchase an additional 200,000 shares of MaxPlanet's common stock each year at the closing price per share of MaxPlanet's common stock as of March 31 of each year: and

         o        an  additional 5% of MaxPlanet's pre-tax profit for each year.

         In the event of a profitable year, Mr. Goldreich will have the option to accept the additional 5% profit compensation

         o        as cash,

         o        in the form of shares of MaxPlanet's common stock, or

         o in the form of options to purchase shares of MaxPlanet's common stock, with an aggregate value that is equal to double the amount of cash compensation that Mr. Goldreich would otherwise be entitled to receive in such an event, at a price per share equal to the closing price per share of the common stock on the last business day of such profitable fiscal year.

         The Board of Directors may, at its sole discretion, grant additional compensation to Mr. Goldreich, and the Board will review Mr. Goldreich's salary annually, and may, at its sole discretion, increase his salary and grant additional bonuses to Mr. Goldreich. The Board may not reduce Mr. Goldreich's compensation without his consent.

         From January 1, 1999 through March 31, 2000, MaxPlanet paid Mr. Goldreich approximately $61,000 pursuant to his employment agreement.

         MaxPlanet entered into option agreements with Messrs. Goldreich and Isaak Val, pursuant to which each may purchase up to 500,000 shares of MaxPlanet's common stock at an exercise price of $1.50 per share. All options granted pursuant to these agreements are freely assignable. The agreements provide that upon the filing of a registration statement by MaxPlanet, each of Mr. Goldreich and Mr. Isaak Val are entitled to demand registration rights for the shares issuable upon the exercise of such options. In the event that demand registration or piggyback registration, as the case may be, is not accomplished within three business days of the filing of a Registration Statement by MaxPlanet, MaxPlanet shall be responsible for any loss in value and for any legal fees incurred by Messrs. Goldreich and Isaak Val. MaxPlanet's results of operations could be adversely affected, and its available cash could be diminished, by MaxPlanet's obligation to register the shares issuable upon the exercise of options by Messrs. Goldreich and Isaak Val.

         MaxPlanet generally grants stock options to employees and consultants with an exercise price not less than the fair market value at the date of grant. MaxPlanet accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense related to option grants. In cases where MaxPlanet grants options below the fair market value of the stock at the date of grant, the difference between the exercise price and the fair market value is treated as compensation expense and amortized over the vesting period of the option, if any. Stock options granted to consultants and others instead of cash compensation are recorded based upon management's estimate of fair value of the options or the related services provided and expensed over the vesting period, if any.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of the date hereof, information regarding ownership of MaxPlanet's Common Stock, by each person known by MaxPlanet to be the beneficial owner of more than 5% of MaxPlanet's outstanding Common Stock, by each director, by certain related shareholders, and by all executive officers and directors of MaxPlanet as a group. All persons named below have sole voting and investment power over their shares except as otherwise noted.



                                                         Number of Shares
   Title of Class        Name of Beneficial Owner       Beneficially Owned             Percent of Class (1)
--------------------- ------------------------------- ----------------------- ----------------------------------------
Common Stock          Henry Val (2)                         5,245,708                           36.08 %

Common Stock          A & J Capital (3)                     1,555,000                           10.70

Common Stock          Isaak Val (2)                            501,000                           3.44

Common Stock          Israel Goldreich                         274,205                           1.89

Common Stock          Directors - Total                      6,020,913                          41.41 %
--------------------- ------------------------------- ----------------------- ----------------------------------------


(1) As of October 27, 2000, there were 14,538,421 shares of MaxPlanet's common stock issued and outstanding.

(2) Henry Val, the Chief Executive Officer and Chairman of the Board of MaxPlanet, is the son of Isaak Val, the President of MaxPlanet.

(3)      A & J Capital is controlled by Eric Goudis.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         Valentino Salotti sells furniture that is produced exclusively by Tradeway Upholstery, Inc. Valentino Salotti markets, and is a distributor of, furniture produced by Tradeway. Valentino Salotti operates on a 20% gross margin on sales of products that it purchases from Tradeway. Mr. Isaak Val, the President and a director of MaxPlanet, owns, directly or beneficially, 100% of the outstanding securities of Tradeway.

         On October 17,  2000,  MaxPlanet  entered  into an  agreement  with NPS
International Corporation, a New York corporation ("NPS"). The agreement provides for NPS to lease its corporate office from MaxPlanet and use the services of MaxPlanet's Internet development and production facility in Miami, Florida to generate users and customers to purchase products and services offered by NPS. MaxPlanet concurrently entered into an agreement with NPS to sell MaxPlanet's 1class.com/oneclass.com and telephonebook.net business plans and related domain names and certain other domain names to NPS in exchange for 3,500,000 shares of NPS common stock valued at approximately $123,000. Pursuant to the agreement with NPS, following the execution of the agreement with NPS on October 17, 2000, Henry Val, the Chief Executive Officer and Chairman of the Board of MaxPlanet, was appointed interim President, and elected a director, of NPS, and Israel Goldreich, the Vice President and a director of MaxPlanet, was elected as a director of NPS. See "Recent Developments" on page 2.

         On October 19, 1999, MaxPlanet purchased approximately 6500 square feet of office space, located at 14422 NW 7th Avenue, Miami, Florida 33168, from A & J Capital, a principal shareholder of MaxPlanet, which owns directly or beneficially approximately 10.7% of the outstanding securities of MaxPlanet, in exchange for 500,000 shares of MaxPlanet's common stock. MaxPlanet operates its development and technology departments at this location. See "Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities," beginning on page 31.

         On February 17, 1999, MaxPlanet sold 10% of the equity securities of Valentino Salotti to A & J Capital for $200,000, in a sale that was accounted for as a pooling-of-interests. As consideration for the purchase of the securities, A & J Capital paid MaxPlanet $50,000 in cash at closing and issued MaxPlanet a promissory note in the principal amount of $150,000, payable on demand at any time following 12 months after the date of issuance, at a rate of interest of 10% per annum. See "Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities," beginning on page 31.

         On October 28, 1998 and January 8, 1999, MaxPlanet issued and sold an aggregate of 1,852,500 shares of common stock at $0.40 per share, for an aggregate offering price of $741,000, to a group of four accredited investors, including A & J Capital. MaxPlanet's issuance of common stock to the group was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 504 of Regulation D of the Securities Act, since MaxPlanet issued shares to accredited, sophisticated investors who were familiar with MaxPlanet and transacted business with MaxPlanet on prior occasions. See "Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities," beginning on page 31.

         On June 16, 1998, MaxPlanet issued 25,000 shares of MaxPlanet common stock to Reich Brothers, Inc., a corporation wholly-owned by Israel Goldreich, the Vice-President and a director of MaxPlanet, in connection with MaxPlanet's acquisition of the domain names, business plan and content of OneClass.com and 1Class.com online shopping networks, which MaxPlanet subsequently sold to NPS International Corporation on October 17, 2000. Mr. Goldreich was a director of MaxPlanet at the time of the acquisition. See "Description of Business - Acquisition of OneClass.com and 1Class.com" on page 4.

         On May 8, 1998, MaxPlanet issued 500,000 shares of common stock to Isaak Val, the father of Henry Val, the President and Chief Executive Officer of MaxPlanet, in connection with MaxPlanet's acquisition of 100% of the outstanding securities of Valentino Salotti from Mr. Isaak Val. Mr. Isaak Val was the principal shareholder of Valentino Salotti prior to the acquisition and currently serves as the President of Valentino Salotti. Immediately prior to the acquisition by MaxPlanet, Mr. Isaak Val owned, directly or beneficially, 100% of the equity and voting securities of Valentino Salotti. See "Description of Business - Acquisition of Valentino Salotti" on page 3.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) Financial Statements: The Financial Statements furnished by MaxPlanet pursuant to Item 7 are included in this Annual Report at pages F-1 through F-18.

(b)      Exhibits:  See the Exhibit  Index  beginning  on page 50 of this Annual
         Report.

(c) Reports on Form 8-K: The Registrant filed a Current Report on Form 8-K on April 10, 2000, regarding the resignation of the Registrant's principal accountant to audit the Registrant's financial statements and the appointment of the Registrant's new principal accountant to audit the Registrant's financial statements.

                          Index to Financial Statements

                                                                           Page
                                                                           ----
Independent Auditors' Report-Ehrenkrantz Sterling & Co. LLC. . . . . . . . .F-2
Consolidated Balance Sheet-March 31, 2000 . . . . . . . . . . . . . . . . . F-3
Consolidated Statements of Operations and Comprehensive Income
 (Loss)-Years Ended March 31, 2000 and 1999 . . . . . . . . . . . . . . . . F-4
Consolidated Statements of Changes in Stockholders' Equity-Two
 Years Ended March 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . F-5
Consolidated Statements of Cash Flows-Years Ended March 31, 2000
 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . F-7

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
MAXPLANET CORP.
Freehold, New Jersey



We have audited the accompanying consolidated balance sheet of MAXPLANET CORP. and subsidiary companies as of March 31, 2000 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2000 and the results of its operations and its cash flows for the years ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles.



EHRENKRANTZ STERLING & CO., LLC
______________________________________
Ehrenkrantz Sterling & Co., LLC
September 22, 2000, except
as to Note 15 as to which the date is
October 17, 2000


                         FINANCIAL STATEMENTS, CONTINUED
                    MAXPLANET, CORP. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                                                                        March 31, 2000
                                                                                        --------------
     ASSETS
Current assets
 Cash                                                                                 $         2,274
 Accounts receivable                                                                            8,093
 Marketable securities                                                                        603,790
 Inventories                                                                                  171,053
 Prepaid expenses and other current assets                                                      8,401
                                                                                      ---------------
 Total current assets                                                                         793,611
 Property and equipment, net                                                                  333,214
 Note receivable                                                                              166,250
 Intangibles, net                                                                             254,350
 Due from related parties                                                                     254,338
 Other assets                                                                                  11,530
                                                                                      ---------------
 Total Assets                                                                        $     1,813,293
                                                                                      ===============
     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
         Accounts payable and accrued expenses                                        $       297,635
         Other current liabilities                                                             50,995
         Due related parties                                                                   77,705
         Deferred revenue                                                                     214,000
                                                                                      ---------------
         Total current liabilities                                                            640,335
                                                                                      ---------------
 Minority interest                                                                             10,571
                                                                                      ---------------
 Commitments and contingencies                                                                      -
 Stockholders' equity
         Preferred Stock, $.0001 par value 10,000,000 authorized,
             0 issued and outstanding, $.0001 par value                                             -
         Common stock, $.0001 par value, 50,000,000 authorized,
             14,538,421 shares issued and outstanding                                           1,454
         Additional paid-in-capital                                                         3,330,454
         Accumulated deficit                                                               (2,352,586)
         Accumulated other comprehensive income                                               183,065
                                                                                      ---------------
         Total Stockholders' Equity                                                         1,162,387
 Total Liabilities and Stockholders' Equity                                           ---------------
                                                                                      $     1,813,293
                                                                                      ===============


                See notes to consolidated financial statements.


                                    MAXPLANET CORP. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                                           Years ended March 31,
                                                                                         2000                  1999
                                                                                         ----                  ----
Revenues
        Products                                                                        $   750,456            $    518,813
        Advertising                                                                          74,030                       -
        Web hosting                                                                          25,000                   2,700
                                                                                        -----------            ------------
                                                                                            849,486                 521,513
                                                                                        -----------            ------------
Operating costs and expenses
        Cost of revenues                                                                  1,427,257                 841,739
        Sales and marketing                                                                 251,960                  63,054
        General and administrative                                                          377,794                 105,280
                                                                                        -----------            ------------
                                                                                          2,057,011               1,010,073
                                                                                        -----------            ------------
Loss from operations                                                                     (1,207,525)               (488,560)
                                                                                        -----------            ------------
Other income (expense)
        Loss on impairment of assets                                                              -                (627,300)
        Gain on sale of marketable securities                                                49,617                 193,598
        Interest and dividend income                                                         30,748                  19,596
        Interest expense                                                                    (14,431)                   (396)
                                                                                        -----------            ------------
                                                                                             65,934                (414,502)
                                                                                        -----------            ------------
Loss before minority interest                                                            (1,141,591)               (903,062)
Minority interest                                                                            (6,723)                 (3,848)
                                                                                        -----------            ------------
Net loss                                                                                 (1,148,314)               (906,910)
                                                                                        -----------            ------------
Other comprehensive income (loss), net of tax
        Unrealized holding gains (losses) arising during the year                           183,065                 (33,832)
        Reclassification adjustment                                                          33,832                       -
                                                                                        -----------            ------------
                                                                                            216,897                 (33,832)
                                                                                        -----------            ------------
Comprehensive income (loss)                                                             $  (931,417)           $   (940,742)
                                                                                        ============           =============
Net loss per share-basic and diluted                                                    $     (0.08)           $      (0.09)
                                                                                        ============           =============
Weighted average shares outstanding basic and diluted                                    14,242,147              10,325,311
                                                                                        ============           =============


                See notes to consolidated financial statements.


                                      MAXPLANET, CORP. AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED SCHEDULE OF STOCKHOLDERS' EQUITY
                                          TWO YEARS ENDED MARCH 31, 2000

                                                                                                        Net
                                                                                                    Unrealized
                                                                         Additional                 gain (loss)
                                                    Common Stock          Paid-in     Accumulated  on Marketable
                                                shares        amount      Capital      Deficit      Securities      Total
                                                ------        ------      -------      -------      ----------      -----
Balance at March 31, 1998                       5,960,921       $   596  $  297,362  $  (297,362)     $      -  $       596

Issuance of common stock                        7,027,500           703   1,695,602            -             -    1,696,305

Net unrealized loss on marketable securities            -             -           -            -       (33,832)     (33,832)

Net loss                                                -             -           -     (906,910)            -     (906,910)
                                               ----------       -------  ----------  ------------     --------  ------------
Balance at March 31, 1999                      12,988,421         1,299   1,992,964   (1,204,272)      (33,832)     756,159

Issuance of common stock                        1,550,000           155   1,337,490            -             -    1,337,645

Net unrealized gain on marketable securities            -             -           -            -       216,897      216,897

Net loss                                                -             -           -   (1,148,314)            -   (1,148,314)
                                               ----------       -------  ----------  ------------     --------  ------------
Balance at March 31, 2000                      14,538,421       $ 1,454  $3,330,454  $(2,352,586)     $183,065  $ 1,162,387
                                               ==========       =======  ==========  ============     ========  ============

                  See notes to consolidated financial statements.


                                             MAXPLANET CORP. AND SUBSIDIARY COMPANIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Years ended March 31,
                                                                                               2000              1999
                                                                                               ----              ----
 Cash flows from operating activities:
    Net loss                                                                                 $ (1,148,314)       $ (906,910)
       Adjustments to reconcile net loss to net cash used in
           operating activities:
           Depreciation                                                                            32,542            13,895
           Amortization                                                                            33,201            15,344
           Gain on sale of marketable securities                                                  (49,617)         (193,598)
           Minority interest                                                                        6,723             3,848
           Allowances on impairment losses                                                         (1,500)          627,300
      Changes in operating assets and liabilities:
           Accounts receivable                                                                      3,209            (8,202)
           Inventory                                                                               19,859          (156,607)
           Prepaid expenses and other current assets                                               19,978           (28,379)
           Accounts payable and accrued expenses                                                  170,867           113,497
           Other current liabilities                                                               (5,963)                -
                                                                                             ------------        -----------
      Net cash used in operating activities                                                      (919,015)         (519,812)
                                                                                             ------------        -----------
 Cash flows from investing activities:
       Purchases of property and equipment                                                        (51,178)          (62,512)
       Note receivable                                                                            (15,000)           48,750
       Acquisition of subsidiary                                                                        -           (50,000)
       Deferred income                                                                            209,536                 -
       Purchases of marketable securities                                                        (842,112)         (183,271)
       Additions to intangible assets                                                                   -           (76,007)
       Proceeds from sales of marketable securities                                               862,874            68,668
       Other assets                                                                                   500            (9,030)
                                                                                             ------------        -----------
       Net cash provided by (used in) investing activities                                        164,620          (263,402)
                                                                                             ------------        -----------
 Cash flows from financing activities:
       Net proceeds from issuance of stock                                                         60,151         1,074,962
       Loans to unrelated parties                                                                       -          (221,300)
       Proceeds from note payable, other                                                                -           800,000
       Proceeds from (payments to) related parties                                               (254,006)              486
                                                                                             ------------        -----------
                 Net cash provided by (used in) financing activities                             (193,855)        1,654,148
                                                                                             ------------        -----------
 Net increase (decrease) in cash                                                                 (948,250)          870,834

 Cash, beginning of year                                                                          950,524            79,690
                                                                                             ------------        -----------
 Cash, end of year                                                                           $      2,274        $  950,524
                                                                                             =============       ===========

                See notes to consolidated financial statements.

                    MAXPLANET CORP. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           NATURE OF BUSINESS

           MAXPLANET CORP. is an integrated Internet development company which focuses on creating and expanding strategic alliances for its comprehensive network of consumer and business oriented websites on its Internet sites. The Company has offices in New Jersey and Florida. MAXPLANET is a wholesaler and retailer of contemporary leather furniture and utilizes the Internet to showcase its online furniture catalog through its majority owned subsidiary, Valentino Salotti, Inc. A wholly owned subsidiary, Trident Recovery Systems, Inc. offers debt collection services. Maxim Auction, Inc., a wholly owned subsidiary, plans to offer for sale, new and excess merchandise, closeout and refurbished products, to Internet users. Mundo Maximo Corp., a wholly owned subsidiary, was formed to create a Spanish-language Internet portal to provide users with information and interactive content centered on Hispanic events. Maxplanet Radio Corp., a wholly owned subsidiary, is an audio and video content provider that is intended to enable users to listen to music and view videos through MAXPLANET'S website. Ultra Web, Inc., a majority-owned subsidiary, functions as an Internet yellow-pages directory.

           FINANCIAL STATEMENT PRESENTATION

           The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

           USE OF ESTIMATES

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

           REVENUE RECOGNITION AND FINANCIAL STATEMENTS

           Net sales are recognized at the time merchandise is shipped to customers.

           Advertising sales on banner contracts and interfaces and links to other websites are recognized ratably over the period in which the advertisement and/or link is displayed, provided that no significant obligations remain at the end of the period and collection of the resulting receivable is probable.

           In December 1999, the Securities and Exchange Commissions ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the first quarter of fiscal year 2001. The Company is reviewing the requirements of SAB 101 and currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

           CASH EQUIVALENTS AND MARKETABLE SECURITIES

           The Company considers all highly liquid  investments with an original
           maturity  of  three  months  or  less  when   purchased  to  be  cash
           equivalents.

           The Company has classified marketable securities as available-for-sale. Securities classified as available-for-sale are carried at fair value with material unrealized gains and losses reported in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are recorded in other income or expense. The cost of securities sold is based on the specific identification method.

           ADVERTISING COSTS

           The Company expenses all advertising costs as incurred. The Company incurred approximately $32,300 and $1,000 in advertising costs for the years ended March 31, 2000 and 1999, respectively.

           FAIR VALUE OF FINANCIAL INSTRUMENTS

           The Company considers the recorded costs of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable and related party payables, to approximate the fair value of the respective assets and liabilities.

           INVENTORIES

           Inventories consist of finished goods and are carried at the lower of cost or market. Cost is determined on a first-in, first-out basis.

           PROPERTY AND EQUIPMENT

           Property and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the lesser of the estimated useful lives of the assets (generally three to ten years for equipment, furniture, and leasehold improvements; and thirty-nine years for buildings) or the lease term.

           GOODWILL AND INTANGIBLE ASSETS

           Domain names are amortized over their estimated useful lives which range from three to five years. The accumulated amortization at March 31, 2000 was $28,389. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. Goodwill represents the excess of cost over the fair value of the net assets acquired in acquisitions by the Company, and is being amortized using the straight-line method over fifteen years. The Company assesses the recoverability of its assets, by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

           WARRANTY EXPENSE

           The Company generally warrants its products against defects for a period of one to five years. No provision for warranty expense is provided because the amounts are not significant.

           DERIVATIVES

           In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not expect SFAS No. 133 to have a material effect on the Company's financial position or results of operations. Implementation of this standard has recently been delayed by the FASB for a 12 month period. The Company is required to adopt SFAS 133 in fiscal year 2002. (See Note
           7).

           LONG-LIVED ASSETS

           In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. During the year ended March 31, 1999, the Company recorded a write-down of long lived assets associated with a 30% equity interest in Luxr, Inc. of $152,800, 100% equity interest in Virtual Financial Network.Com, Inc., of approximately $456,000 and a loan receivable from an unrelated individual of $18,500 totaling $627,300. No impairment expense was recognized in the year ended March 31, 2000.

           CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION

           In March 2000, FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 covers specific events that occurred after either December 15, 1998 or January 12, 2000. Management does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

           INCOME TAXES

           The Company accounts for income taxes in accordance with Statement of Financial Accounting Financial Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

           BUSINESS SEGMENTS

           The Company has adopted FASB Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes standards for disclosures about products, geographic and major customers. The Company's implementation of this standard does not have any effect on its financial statements.

           EARNINGS PER COMMON SHARE

           The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Under SFAS 128 earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share do not reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares as the impact of such would be antidilutive given the net losses incurred.

           CONCENTRATION OF CREDIT RISK

           The Company maintains its cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.

           COMPREHENSIVE INCOME

           The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for the reporting and disclosure of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income.

           Investments in marketable securities classified as "available for sale" are recorded at fair value and unrealized gains and losses, if any, net of tax, are reported as accumulated other comprehensive income within stockholders' equity. The cost of securities sold is based on the specific identification method.

Note 2:  ACQUISITIONS

           On May 8, 1998, MAXPLANET acquired Valentino Salotti, Inc. (Valentino), which was accounted for as a purchase whereby Valentino became a wholly-owned subsidiary of MAXPLANET. Valentino sells a line of contemporary leather furniture. In connection with the accounting, MAXPLANET issued 500,000 shares of common stock valued at $.13 per share.

           The operations and financial position of Valentino were accounted for in the consolidated financial statements of the Company beginning April 1, 1998. During the period April 1, 1998 through May 7, 1998, Valentino's operations were immaterial. The excess purchase price over the fair market value of the assets was $97,823 and is being amortized using the straight-line method over 15 years.

           On December 15, 1998, MAXPLANET acquired Virtual Financial Network.Com, Inc. (Virtual Financial) which was accounted for as a purchase whereby Virtual Financial became a wholly-owned subsidiary. Virtual Financial was subsequently dissolved. Virtual Financial was a Florida technology and marketing corporation. In connection with the accounting, MAXPLANET issued 1,000,000 shares of common stock valued at $0.406 per share, plus $50,000 in cash. See note 10.

           On February 11, 1999, MAXPLANET acquired Trident Recovery Systems, Inc. (Trident) which was accounted for as a purchase whereby Trident became a wholly-owned subsidiary of MAXPLANET. Trident offers debt collection services. In connection with the accounting, MAXPLANET issued 500,000 shares of common stock valued at $.20 per share.

           The operations and financial position of Trident were accounted for in the consolidated financial statements of the Company beginning April 1, 1998. Prior to this period, Trident had no operations. The excess purchase price over the fair market value of the assets was $99,900 and is being amortized using the straight-line method over 15 years.

           On February 24, 1999,  MAXPLANET  acquired  Ultra Web, Inc.  (Ultra), which was accounted for as a purchase whereby Ultra became a majority-owned subsidiary of MAXPLANET. Ultra functions as an Internet yellow-pages directory. In connection with the accounting, MAXPLANET issued 100,000 shares of common stock valued at $.20 per share for 80% of the equity securities of Ultra Web, Inc.

           There are no reported operations or financial position of Ultra accounted for in the consolidated financial statements of the Company. The excess purchase price over the fair market value of the assets was $3,833 and is being amortized using the straight-line method over 15 years.

Note 3:  INVESTMENTS IN MARKETABLE SECURITIES

           At March 31, 2000, investments in marketable securities consist of the following classifications:


                                                            Market
                                           Cost             Value
                                           ----             -----

           Classified as Available for
           Sale Equity Securities         $   420,725      $   603,790
                                          ===========      ===========


           Proceeds and realized gains of securities classified as available for sale totaled $862,874 and $49,617, respectively, for the year ended March 31, 2000.

Note 4:  NOTE RECEIVABLE

           Unsecured demand note receivable of $150,000 plus accrued interest of $16,250 results from the sale of 10% of the equity securities of Valentino Salotti, Inc. in February 1999 to an unrelated party. The purchaser is required to pay interest only at the rate of 10% per annum. The note is not expected to be repaid before April 1, 2001.


Note 5:  PROPERTY AND EQUIPMENT

           At March 31, 2000, property and equipment consists of the following:

              Computer equipment and software               $      104,337
              Building                                             253,961
              Furniture and equipment                               21,353
                                                            --------------
                                                                   379,651
              Less accumulated depreciation                         46,437
                                                            --------------
                                                            $      333,214
                                                            ==============


Note 6:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

           At March 31, 2000, accrued expenses consist of the following:

              Accounts payable                                      $    64,829
              Accrued consulting fees                                    60,000
              Accrued professional fees                                 157,200
              Other accruals, including payroll taxes withheld           15,606
                                                                    ------------
                                                                    $   297,635
                                                                    ============

Note 7:  DEFERRED REVENUE

           The  Company  sold  certain   marketable   security   calls  expiring
           subsequent to March 31, 2000. The transaction of approximately $214,000 has been deferred until the calls have expired.

Note 8:  INCOME TAXES

           At March 31, 2000, the Company has net Federal and State operating loss carryforwards of approximately $2,400,000. The timing and manner in which the operating loss carryforwards may be utilized in any year will be limited to the Company's ability to generate future earnings. Current net operating loss carryforwards will expire principally between the years 2002 and 2020. As the Company has not generated earnings and no assurance can be made of future earnings, a valuation allowance in the amount of the deferred tax assets has been recorded. The change in the valuation allowance was $409,000. There was no current or deferred provision for income taxes for the year ended March 31, 2000.

Note 9:  TRANSACTIONS WITH RELATED PARTIES

           Amounts due from the stockholders of the Company or affiliated entities are carried interest-free and are not expected to be collected within the next year.

           The president of Valentino Salotti, Inc. (See note 1) is also president and a director of MAXPLANET.


Note 10: COMMITMENTS AND CONTINGENCIES

           OPERATING LEASES

           The Company and various subsidiaries lease an office facility in Freehold, New Jersey under a lease expiring in September 2003, with a renewal option for the facility of one five year period. The lease provides for the Company to pay certain operating expenditures of the facility. In addition, a subsidiary leases from its related party a warehouse and showroom facility in Brooklyn, New York on a yearly basis. Certain operating expenditures of this facility are the responsibility of the subsidiary. Through March 31, 2000, the subsidiary is not paying rent or other facility operations expenses. Rent expense totaled $56,702 and $32,088 in 2000 and 1999, respectively.

           Minimum future commitments under all operating lease arrangements are as follows:


                       Years Ending March 31               Amount
                       ---------------------
                         2001                          $    42,132
                         2002                               42,132
                         2003                               42,132
                         2004                               21,066
                                                       -----------
                                                       $   147,462
                                                       ===========

           LITIGATION

           On March 16, 2000, MAXPLANET commenced an action by filing a claim in the Superior Court of New Jersey Monmouth County, against Michael Marsowicz ("Marsowicz"), the former President of Virtual Financial Network. The principal parties are MAXPLANET and Marsowicz. Marsowicz, as president of Virtual Financial Network, entered into an Agreement with MAXPLANET to develop web phone book software.
           MAXPLANET paid Marsowicz and Marsowicz did not perform his obligations under the agreement. Thereafter, MAXPLANET negotiated a contract to buy 100% of the common stock of Virtual Financial Network which was to include a fully functional site and web phonebook technology. MAXPLANET alleges that Marsowicz breached this agreement as well. Marsowicz counter-claimed against MAXPLANET alleging damages. MAXPLANET has entered a default against Marsowicz for failure to timely file an answer. Management anticipates that Marsowicz will vacate the default, at which time MAXPLANET expects that it will proceed with discovery.

           In October 1998, MAXPLANET complied with an order from the Securities and Exchanges Commission, which directed a private investigation into questions relating to all offers and sales of securities and trading in securities that may involve possible violation of section 17(a) and (b) of the Securities and Exchange Act of 1933 and section 10(b) of the Securities and Exchange Act of 1934. To the best of MAXPLANET's knowledge, MAXPLANET continues to be a subject of this ongoing investigation by the Commission. An unfavorable resolution of this action could have a significant adverse effect on MAXPLANET's financial condition, and the Company may be required to pay monetary penalties.

           On January 28, 2000, New Jersey-based Planet Entertainment Corp. commenced an action against MAXPLANET in the Superior Court of New Jersey to enforce an agreement dated July 2, 1999, whereby MAXPLANET was to purchase music masters for use of MAXPLANET Radio. MAXPLANET terminated the agreement as a result of Planet Entertainment's failure to perform and provide a certain capital contribution. MAXPLANET believes that it will prevail in this cause of action.

           The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

           EMPLOYMENT CONTRACTS

           Employment contracts between the Company and two executive officers through 2008 provide for minimum annual salaries of $125,000 and $100,000, respectively, adjusted for incentives based on the Company's attainment of specified levels of revenues, pretax profits, capital raised and the value of acquisitions. In addition, each of the executive officers received employee stock options of 300,000 shares of common stock based upon the waiver of 50% of their compensation for 2000 and 1999.

           Two executive officers have options to purchase 500,000 shares of MAXPLANET common shares at $1.50 per share.

           COMMITMENTS

           On March 17, 2000, Mundo Maximo Corp. entered into an agreement with Triumph Global Securities, Ltd. for $95,000, which has been reflected in the financial statements, pursuant to which Triumph Global Securities will provide financial consulting services and act as the Company's exclusive advisor in connection with the Company's efforts to obtain outside investment in the Company from third-party sources. In connection with the agreement Mundo Maximo will pay Triumph a minimum of $505,000. If the gross proceeds from offerings to outside investors exceed certain levels, additional funds are due.

           MAXPLANET, which owns a 30% equity interest in Luxr, Inc., entered into an exclusive marketing agreement. Luxr, Inc., operates as a designer, importer and distributor of fine jewelry, watches and estate-jewelry, and serves as an online sales outlet for merchandise. MAXPLANET is to receive 50% of net revenues from the agreement. MAXPLANET has realized no significant revenue as a result of the agreement for the years ended March 31, 2000 and 1999.

           See note 15 for subsequent events.

Note 11: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

           Supplemental cash flow information for the years ended March 31, 2000 and 1999 is as follows:

                                                    Years Ended March 31
                                                   2000               1999
                                                   ----               ----
               Interest                         $ 14,431             $  396
               Income taxes                          930                 --

           Non cash transactions of the Company for the years ended March 31, 2000 and 1999 were as follows:

           During  the  year  ended  March  31,   2000,   MAXPLANET   recognized
           advertising revenue of approximately $70,000 in exchange for 125,000 shares, valued at $0.06 per share, of an unrelated company's stock.

           On February 17, 1999, MAXPLANET sold 10% of the equity securities of Valentino Salotti Inc. for $200,000. As consideration for the sale of securities, $50,000 was paid to MAXPLANET at closing plus a promissory note, due on demand, for $150,000.

              See note 12 for non-cash capital stock transactions.

              The Company purchased, through broker margin accounts, marketable securities totaling $21,995 and $58,168 during the years 2000 and 1999 respectively.

              In 1999, Henry Val, Chief Executive Officer and Chairman of the Board of MAXPLANET, contributed inventory to the Company totaling $25,055.

Note 12: CAPITAL STOCK TRANSACTIONS

           On October 19, 1999, MAXPLANET issued 500,000 shares of common stock valued at $.50 per share to AJ Capital Ltd., Inc. in exchange for a building located in Miami, Florida.

           During June 1999, MAXPLANET rescinded 60,000 shares of common stock at par value ($.0001) to a former employee.

           On April 30, 1999, MAXPLANET issued 10,000 shares of common stock valued at $6.00 per share to an accredited investor.

           On April 13, 1999, MAXPLANET issued 1,000,000 shares of common stock valued at $.80 per share in exchange for a $800,000 note payable due AJ Capital Ltd., Inc.

           On April 12, 1999, MAXPLANET issued 100,000 shares of common stock valued at $.875 per share to Reich Brothers, Inc., a corporation wholly-owned by Israel Goldreich, Vice President and a director of MAXPLANET, in connection with the Company's acquisition of a company.

           On February 24, 1999, MAXPLANET issued 100,000 shares of common stock valued at $.20 per share to the sole shareholder of Ultra Web, Inc. in connection with the Company's acquisition of 80% of the equity securities of Ultra Web, Inc.

           On February 11, 1999, MAXPLANET issued 500,000 shares of common stock valued at $.20 per share to the sole shareholder of Trident Recovery Systems, Inc., in connection with MAXPLANET's purchase of 100% of the equity securities of Trident.

           On January 8, 1999 and October 28, 1998, MAXPLANET issued and sold an aggregate of 1,852,500 shares of common stock valued at $.40 per share for $741,000 to a group of four accredited investors.

           On December 15, 1998, MaxPlanet issued 1,000,000 shares of common stock valued at $0.406 per share to shareholders of Virtual Financial Network.Com, Inc., in connection with MaxPlanet's purchase of 100% of the equity securities of Virtual Financial.

           On June 16,1998, MAXPLANET issued 25,000 shares of MAXPLANET common stock valued at $.25 per share to Reich Brothers, Inc., a corporation wholly-owned by Israel Goldreich, vice president and a director of MAXPLANET, in connection with the Company's acquisition of the domain names, business plan and content of OneClass.com and 1Class.com online shopping networks.

           On May 8, 1998, MAXPLANET issued 500,000 shares of common stock valued at $.13 per share to Isaak Val, the father of Henry Val, the president and a director of MAXPLANET, in connection with MAXPLANET's acquisition of 100% of the outstanding securities of Valentino Salotti, Inc.

           On May 5, 6 and 12th, 1998, MAXPLANET issued a total of 3,050,000 shares of common stock valued at $.06 per share for $183,000 to a group of accredited investors.

Note 13: STOCK PLAN

           The Company has a Nonqualified Stock Option Plan that provides for the granting of options to purchase shares of common stock to certain officers of the Company. Exercise and vesting terms for options granted under this plan are determined at each grant date. All options when granted will be granted at not less than fair market value at dates of grant. At the end of 2000, 800,000 options were available for grant under the plan. As of March 31, 2000 the following options were granted under this plan.

           SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123") encourages (but does not require) compensation expense to be measured based on fair value of the equity instrument awarded. In accordance with APB No. 25 "Accounting for Stock Issued to Employees" no compensation cost has been recognized in the Consolidated Statements of operations for the Company's stock option plan. If compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net loss would have been $1,148,314 and $906,910 for 2000 and 1999 respectively. Loss per share would have been $0.08 and $0.09 for 2000 and 1999, respectively.


                                                            Weighted Average
                                                      Shares             Exercise Price
                                                      ------             --------------
        Outstanding, beginning of year             1,300,000                $    1.62

        Granted                                      300,000                $    2.00

        Outstanding, end of year                   1,600,000                $    1.69

        Options exercisable at year-end            1,600,000                $    1.69

        Weighted-average fair value of
          options granted during the year                                   $    2.00


              The Black-Scholes option pricing model, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the options, since the options price is in excess of the fair market value of the stock.

Note 14: SEGMENT INFORMATION

           The Company adopted Statement Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information (SFAS 131)," in 1999.

           The accounting policies and a detail of operations of the operating segments are the same as those described in the summary of significant accounting policies. There are no material inter-segment sales or transfers. All revenues are generated within the United

           States  and  all  revenue   producing  assets  are  located  therein.
           Management evaluates a segment's performance based upon profit or loss from operations before income taxes.


                                                              Years ended March 31,
                                                            2000                  1999
                                                            ----                  ----
Sales
   Internet website hosting and advertising               $    100,894             $    4,750
   Furniture products                                          748,592                516,763
                                                          ------------             ----------
      Total sales                                         $    849,486             $  521,513
                                                          ============             ==========
Operating loss
   Internet website hosting and advertising               $ (1,274,759)            $ (527,042)
   Furniture products                                           67,234                 38,482
                                                          ------------             ----------
                                                            (1,207,525)              (488,560)
Corporate other income (expenses)                               59,211               (418,350)
                                                          ------------             ----------
Loss before income taxes                                  $ (1,148,314)            $ (906,910)
                                                          ============             ==========
Assets
   Internet website hosting and advertising               $  1,630,410             $1,657,949
   Furniture products                                          182,883                178,036
                                                          ------------             ----------
      Total assets                                        $  1,813,293             $1,835,985
                                                          ============             ==========
Capital expenditures
   Internet website hosting and advertising               $     51,178             $   62,512
   Furniture products                                               --                     --
                                                          ------------             ----------
      Total capital expenditures                          $     51,178             $   62,512
                                                          ============             ==========
Depreciation and amortization expense
   Internet website hosting and advertising               $     65,743             $   29,239
   Furniture products                                               --                     --
                                                          ------------             ----------
      Total depreciation and amortization expense         $     65,743             $   29,239
                                                          ============             ==========



Note 15: SUBSEQUENT EVENTS

           In September 2000, the MAXPLANET entered into an agreement to sell certain domain names to NPS International Corporation ("NPS") an entity where MAXPLANET'S Chief Executive Officer and Chairman of the Board is the President of NPS and of which Israel Goldreich, the Vice President and a director of the MAXPLANET is a director of NPS, for 3,500,000 shares of common stock to be valued at approximately $123,000.

           On October 17, 2000, the MAXPLANET entered into an agreement with NPS International Corporation whereby NPS will lease its corporate office from MAXPLANET and use the services of MAXPLANET's Internet development and production facility in Miami, Florida to generate users and customers to products and services offered by NPS. The agreement will provide the MAXPLANET revenues of $5,000 per month until September 2001, renewing automatically for successive one year terms until written notice of termination is received. In addition, among other items in the Agreement, NPS agreed to evaluate and pay MAXPLANET a minimum quarterly fee of 100,000 shares of NPS common stock for supporting NPS's growth plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of November, 2000.


                                        MAXPLANET CORP.


     HENRY VAL                                ISRAEL GOLDREICH
By:__________________________           By:______________________________
     Henry Val                                Israel Goldreich
     Chief Executive Officer                  Chief Financial Officer and
                                              Principal Accounting Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


                                                Title              Date
                                                -----              ----

                                              Directors      November 17, 2000
Henry Val
Isaak Val
Israel Goldreich



     HENRY VAL
By:
     -----------------------------------
     Henry Val, as attorney-in-fact

                                  EXHIBIT INDEX

      Exhibit Number                                             Exhibit
      --------------                                             -------


2.1 Agreement of Merger, dated June 18, 1997, by and between the Registrant and Maxnet, Inc., merging
                            Maxnet, Inc. with and into the Registrant and changing the name of the Registrant to Maxnet, Inc., effective as of July 8, 1997.

3.(I)           1           Certificate  of  Incorporation  of Registrant  filed
                            with the State of Delaware on October 26, 1982.

                2           Certificate   of   Amendment   of   Certificate   of
                            Incorporation  of Registrant filed with the State of
                            Delaware on October 14, 1994.

                3 Certificate For Renewal and Revival of Charter filed with the State of Delaware on May 20, 1994.

                4           Certificate  For  Renewal  and Revival of Charter of
                            Registrant filed with the State of Delaware on April
                            23, 1996.

                5           Certificate   of   Amendment   of   Certificate   of
                            Incorporation  of Registrant filed with the State of
                            Delaware on June 19, 1997.

                6           Certificate  For  Renewal  and Revival of Charter of
                            Registrant  filed with the State of  Delaware on May
                            18, 1999.

                7           Certificate   of   Amendment   of   Certificate   of
                            Incorporation  of Registrant filed with the State of
                            Delaware on July 27, 1999.

3.(II)          1           Amended Bylaws of the Registrant.

10.1 Purchase Agreement by and between the Registrant and Valentino Salotti dated May 8, 1998.

10.2                        Promissory  Note,  dated  November 12, 1998,  in the
                            principal   amount   of   $140,000   issued  to  the
                            Registrant by Luxr, Inc.

10.3 Purchase Agreement by and between the Registrant and Intrasoft, Ltd., dated June 4, 1998.

10.4 Purchase Agreement by and between the Registrant and VFN.Com, Inc., dated December 15, 1998.

10.5 Employment Agreement by and between the Registrant and Henry Val, dated as of January 1, 1999.

10.6 Employment Agreement by and between the Registrant and Israel Goldreich, dated as of January 1, 1999.



10.7 Purchase Agreement by and between the Registrant and Trident Recovery Systems, Inc., dated February 9,
                            1999.

10.8                        Agreement by and between Valentino Salotti, Inc. and
                            A & J Capital, Inc., dated February 16, 1999.

10.9 Purchase Agreement by and between the Registrant and Michele Erard-Coupe, dated as of February 24, 1999.

10.10 Agreement by and between the Registrant and Luxr, Inc. to Convert Promissory Note to Stock Purchase and for Internet Content Service, dated April 27,
                            1999.

10.11                       Asset  Purchase  Agreement  by and  among  MaxPlanet
                            Corp. and NPS International Corporation, dated as of October 17, 2000.

10.12                       Agreement by and between Triumph Global  Securities,
                            Ltd. and Mundo Maximo Corp., dated March 17, 2000.

16.1                *       Letter from Robert  Rescigno,  CPA to the Securities
                            and  Exchange   Commission,   dated  April  7,  2000
                            (Incorporated  by reference from Exhibit 16.1 to the
                            Current  Report on Form 8-K filed by the  Registrant
                            with the Securities and Exchange Commission on April
                            10, 2000 (SEC File No. 000-28201)).

21.1                        Subsidiaries of the Registrant.

23.1                        Consent of Independent Auditors.

24.1                        Power of Attorney.

27                          Financial  Data  Schedule  for the fiscal year ended
                            March 31, 2000, submitted to the Securities and Exchange Commission in electronic format.


---------------
   *   Incorporated by reference.