Form 10QSB
period 2007-03-31
Dynamic Response Group, Inc.
filed 2007-05-08
CIK 1098685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             , 200  , to             , 200  :

Commission File Number

000-2801

DYNAMIC RESPONSE GROUP, INC

(Exact Name of Registrant as Specified in Charter)

Florida	52-2369185
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4770 Biscayne Boulevard, Suite 1400, Miami, FL, 33179

(Address of Principal Executive Offices)

305-576-6889

(Registrant’s Telephone Number)

Copies of communications to:

Kimberly l. Graus

4949 SR 64 East, PMB #141, Bradenton, Florida 34208

Telephone: 941/747-5290 Facsimile: 866/640-6858

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

There were 72,592,929 shares of the Registrant’s $.001 par value common stock outstanding as of March 31, 2007.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Dynamic Response Group, Inc.

PART I—FINANCIAL INFORMATION

Statements in this Form 10-QSB Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-QSB Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-QSB Quarterly Report, except as required by law. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

Item 1.	Financial Statements

Financial Statements

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2007

(Unaudited)

ASSETS
Current Assets:
Cash	$122,655
Accounts receivable	918,170
Inventory	423,496
Deferred tax asset	225,000
Other current assets	75,831

Total current assets	1,765,152

Intangible assets, net	1,115,150
Restricted cash	10,000
Other assets	28,165

Total assets	$2,918,467

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$2,182,155
Promissory note	47,500
Convertible promissory notes	1,847,983

Total current liabilities	4,077,638

Commitments and contingencies

Stockholders’ Deficiency:
Common stock; $.0001 par value, 100,000,000 shares authorized, 72,592,929 issued and outstanding	7,259
Additional paid-in capital	12,098,885
Accumulated deficit	(13,265,314)

Total stockholders’ deficiency	(1,159,170)

Total liabilities and stockholders’ deficiency	$2,918,467

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Period Ended March 31
	2007	2006
Gross revenues	$4,352,903	$2,547,526
Sales returns and allowances	(1,616,328)	405,433

Net revenues	2,736,575	2,142,093

Cost of revenues	204,656	190,253

Gross profit	2,531,919	1,951,840

Operating expenses:
Selling, general and administrative	2,364,702	2,573,844

Total operating expenses	2,364,702	2,573,844

Income (loss) before other income (expense)	167,217	(622,004)

Other income (expense):
Other income	9,955	180
Interest expense	(104,985)	(40,941)

	(95,030)	(40,761)

Income (loss) before income taxes	72,187	(662,765)

Provision (benefit) from income taxes	225,000	—

Net Income (loss)	$297,187	$(662,765)

Basic weighted average common shares outstanding	66,713,791	56,361,837

Basic earnings (loss) per share	$0.00	$(0.01)

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Year Ended March 31,
	2007	2006
Cash flows from operating activities:
Net Income (loss)	$297,187	$(662,765)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accounts receivable	117,632	(27,500)
Inventory	(162,661)	28,618
Deferred income tax benefit	(225,000)
Prepaid expenses and other asset	(2,213)	(16,352)
Other assets	(5,000)	—
Accounts payable and accrued expenses	(412,294)	112,900

Net cash used in operating activities	(392,349)	(565,099)

Cash flows used in investing activity:
Payments toward patent agreement	(37,500)	(37,500)

Net cash used in investing activity	(37,500)	(37,500)

Cash flows from financing activities:
Proceeds from exercise of warrants	—	150,000
Repayment of investment	(20,000)	—
Cash paid on promissory note	(52,500)
Proceeds from issuance of convertible promissory notes	300,983	125,000
Payments of financing fees	(40,100)

Net cash provided by financing activities	188,383	275,000

Net decrease in cash	(241,466)	(327,599)

Cash, beginning of year	364,121	724,168

Cash, end of year	$122,655	$396,569

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—

Cash paid for interest	$104,985	$—

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1—NATURE OF BUSINESS

Dynamic Response Group, Inc., (Company) was incorporated in the State of Florida in 2002. The Company and its subsidiaries develop, manufacture, and market beauty and body enhancement products worldwide. The Company maintains its headquarters in Miami, Florida.

NOTE 2—BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements include the results of operations of all subsidiaries over which the Company holds a 100% interest. The results of operations of these companies are accounted for using the consolidated method of accounting. All material inter-company accounts and transactions have been eliminated.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2006 annual financial statements of Youth Enhancement Systems, Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2006’s annual financial statements.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results will differ from those estimates. Significant estimates during the periods include the provision for doubtful accounts, provision for product returns, evaluation of obsolete inventory, and the useful life of long-term assets, such as property, plant and equipment.

Revenue recognition

The Company recognizes product revenue, net of estimated sales discounts and returns and allowances, in accordance with Staff

Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements” which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured. In addition, the Company recognizes product revenue in accordance with Statement of Financial Accounting Standard (SFAS) No. 48 “Revenue Recognition When Right of Return

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Exists”. This statement requires that in order to recognize revenue at the point of sale when the buyer has a return privilege, the amount of future returns must be reasonably estimable by the seller company.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at March 31, 2007 because of the relatively short maturity of the instruments. The carrying value of long-term debt and convertible promissory notes approximate fair value at March 31, 2007 based upon terms available for companies under similar arrangements.

Cash and cash equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Restricted cash

In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A “Current Assets and Current Liabilities”, cash which is restricted as to withdrawal is considered to be a noncurrent asset. Restricted cash consists of a reserve for credit card processing of approximately $10,000, which the Company holds in a separate escrow account as required by its third party inventory fulfillment center. This amount is included in other assets.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2007, the provision for doubtful accounts and allowance for product returns was $211,771.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes down inventory during the period in which such products are considered no longer effective.

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Normal maintenance and repairs of property and equipment are expensed as incurred while renewals, betterments and major repairs that materially extend the useful life of property and equipment are capitalized. Upon retirement or disposition of property and equipment, the asset and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is charged to operations.

Intangible assets

The Company accounts for intangible assets in accordance with SFAS 142. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset.

Intangible assets consist of license payments made in accordance with an agreement to purchase the formula and patent used in the Company’s primary product. The Company considers the patent to have an indefinite life.

Income taxes

The Company uses the liability method for income taxes as required by SFAS No. 109 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is more likely than not that the deferred tax assets will not be realized.

Shipping and handling costs

Shipping and handling costs are included as selling, general and administrative expense, in accordance with guidance established by the Emerging Issues Task Force (EITF) No. 00-10, “Accounting for Shipping and Handling Costs.” EITF 00-10 permits companies to adopt a policy of including shipping and handling costs in cost of sales or other income statement line items.

Advertising

Advertising costs are expensed as incurred and included in selling general and administrative expenses in the accompanying consolidated statements of operations. The Company incurred advertising expenses of $1,995,828 and $959,441 as of March 31, 2007 and 2006, respectively.

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Income (loss) per share

The Company presents basic income (loss) per share and diluted earnings per share in accordance with the provisions of SFAS No. 128 “Earnings per Share”.

Under SFAS 128, basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares and common share equivalents outstanding during the year.

Provision for Returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, the Company has accepted product returns. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

Concentration of credit risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with financial institutions, which at times exceeds the insured Federal Deposit Insurance Corporation limit of $100,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company’s accounts receivables are due from the individuals in which it markets its products. The Company does not require collateral to secure its accounts receivables. No customers accounted for more than 10% of its net accounts receivables.

Product concentration risk

Although the Company offers multiple products, substantially all of the revenue generated is derived from the sale of Procede, a hair thickening product.

Supplier concentration risk

One of the Company’s suppliers procures the formula which is used in manufacturing substantially all of the Company’s products. The agreement with this supplier terminates in March 2011. The Company cannot guarantee that it will be able to renew such agreement on acceptable terms, or if unable to renew the agreement, that it will secure the procurement of such formula from other suppliers on similar terms, if at all.

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

The Company has extended the initial maturity dates of convertible promissory notes issued in 2005 and 2006. These convertible promissory notes allow for conversion to common stock prior to maturity date or repayment of principal plus interest on the date of maturity, which was one year from the date of issuance. After extension, the notes will now mature between late 2007 and early 2008. The convertible promissory notes totaled $1,848,000 at the end of March 31, 2007.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the three months ended March 31, 2007 consists of the following:

	2006	2005
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	—	(268,420)
State	—
Benefit from the decrease in valuation allowance	(225,000)	268,420

Provision (benefit) for income taxes, net	$225,000	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	35.0%
State income taxes	5.5%
Other	—%
Valuation allowance	(40.5)%

Effective tax rate	(0.0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2007
Net operating loss-carryforwards	$13,226,000
expiring between 2018-2026	—
Depreciation and amortization	—
Other	—

Deferred income tax asset	$13,226,000

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

The net deferred tax assets and liabilities are comprised of the following:

2007
Deferred tax assets:	$—
Current	—
Non-current	5,357,000
Less: valuation allowance	(5,132,000)

Net deferred income tax asset	$225,000

The decrease in valuation allowance at March 31, 2007 was $225,000. The Company has net operating loss carry-forwards of approximately $13,226,000 that will expire after 2018.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

OVERVIEW OF THE COMPANY

Dynamic Response Group, Inc. (f/k/a) Youth Enhancement Systems, Inc. (“DRG”) is engaged in the business of Electronic & Multi Media Retailing (print, radio, television and the internet). The Company considers itself an emerging leader in the use of direct response transactional television programming, known as infomercials, to market consumer products. The Company’s advertising plan is slated bring its products into more than 370 million households in 70 countries worldwide.

Youth Enhancement Systems, Inc was originally incorporated in Florida on June 4, 2002 and merged with MaxPlanet Corporation, (“MaxPlanet’), a Florida corporation on June 2, 2006. The original Youth Enhancement Systems, Inc. was then dissolved and MaxPlanet, the surviving corporation changed its name to Youth Enhancement Systems, Inc., (“Youth Enhancement” or “YEHS”). MaxPlanet, originally a Delaware corporation, was incorporated in October 1982 as Robotic Systems & Technology, Inc., (“Robotic Systems”). Robotic Systems became publicly traded upon the declaration of effectiveness on April 22, 1983 when it filed its registration Statement on Form S-18 with the U.S. Securities and Exchange Commission. From approximately 1983 through November 1993, Robotic Systems had virtually no business operations.

On October 14, 1994 Robotic Systems changed its name to Concord International Group, Inc. (“Concord”). Concord at this time was still a Delaware corporation. From 1994 through the end of 1997, Concord made several acquisitions, each of which were either unsuccessful ventures or were rescinded after consummation. On July 10, 1997 Concord filed an Agreement of Merger with the State of Delaware, merging the company with Maxnet, Inc., a Delaware corporation. The company then changed its name to Maxnet, Inc., a Delaware corporation. On July 20, 1999 Maxnet, Inc. changed its name to MaxPlanet Corporation. On May 23, 2006 MaxPlanet filed with the State of Florida for domestication and on June 2, 2006, MaxPlanet and Youth Enhancement completed their merger, with MaxPlanet, as the survivor, then changing its name to “Youth Enhancement Systems, Inc.”.

On March 5, 2007, Youth Enhancement Systems, Inc. changed its name to “Dynamic Response Group, Inc.”, by filing its Articles of Amendment with the Florida Secretary of State.

The Company’s fiscal year ends December 31st of each year. DRG, before the merger had not filed for any bankruptcy, receivership or similar proceeding. MaxPlanet filed for Chapter 13 Bankruptcy in June of 2005 for the purpose of obtaining possession of a property that it owned but could not gain access to through the state courts. The Bankruptcy was withdrawn on November 22, 2005. On September 26, 2005, MaxPlanet filed a Form 15 declaring its intent not to file current reports under the Securities Exchange Act of 1933. Subsequent to our merger with Youth Enhancement Systems, Inc. the decision was made to again become a reporting company. During the last three fiscal years, we have not been subject to the reporting requirements of the Exchange Act of 1934, as amended. As such, we did not file any filings with the Securities and Exchange Commission, until February 13, 2007 when the Company filed its 10SB becoming a fully reporting company. The Company has filed its 15c2-11 with the NASD, to list its shares on the Over-the-Counter-Bulletin-Board.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTH PERIOD ENDED MARCH 31, 2007

COMPARED TO MARCH 31, 2006

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues increased from $2,547,526 for the three month period ended March 31, 2006 to $4,352,903 for the three month period ended March 31, 2007, an increase of $1,805,377, primarily as a result of the revenues resulting from the introduction of the Clean Between Machine product in late 2006 and continued growth of Procede.

Costs of goods sold. Costs of goods sold increased from $190,253 for the three month period ended March 31, 2006 to $204,656 for the three month period ended March 31, 2007, an increase of $14,403, primarily as a result of the costs resulting from the introduction of the Clean Between Machine product.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $2,573,844 for the three month period ended March 31, 2006 to $2,364,702 for the three month period ended March 31, 2007, a decrease of $209,142, primarily as a result of decreased product distribution costs, legal expenses and marketing.

Net Income (Loss). Net loss decreased from $622,004 for the three month period ended March 31, 2006 to a net income of $72,187 for the three month period ended March 31, 2007. The increase is mainly attributed sales of the Clean Between Machine.

Current Assets

Cash. Cash decreased from $364,121 at December 31, 2006 to $122,655 at March 31, 2007, a decrease of $241,466.

Accounts Receivable. Accounts Receivable decreased from $1,035,802 at December 31, 2006 to $918,170 at March 31, 2007, a decrease of $117,632.

Inventories. Inventories increased from $260,835 at December 31, 2006 to $423,496 at March 31, 2007, an increase of $162,661, primarily as a result of the increased sales of the Procede product and Clean Between Machine.

Intangible and other assets. Intangible and other assets increased from $1,184,433 at December 31, 2006 to $1,229,146 at March 31, 2007, an increase of $44,713, primarily as a result of the payments for the Procede patent.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses decreased from $2,594,448 at December 31, 2006 to $2,182,156 at March 31, 2007, a decrease of $412,292.

Promissory note. Promissory notes decreased from $100,000 at December 31, 2006 to $47,500 at March 31, 2007.

Convertible promissory notes. Convertible promissory notes increased from $1,547,000 at December 31, 2006 to $1,847,983 at March 31, 2007.

Liquidity and Capital Resources

Our marketing strategy is to identify and secure an exclusive distribution agreement with unique, consumer-driven, innovative products that provide solutions to known consumer buying patterns. We then offer these retail products to consumers through electronic media using broadcast, cable, satellite television and the Internet. We focus on presenting consumer products at attractive prices that can leverage the visual appeal of television, including our main product offerings, Proceed, a hair loss product, The Clean Between Machine, a dental hygiene product and Back Yard Drills with Bill Parcell, an instructional DVD. Our programming is transmitted by satellite to cable television systems, direct broadcast satellite systems, television broadcasting stations, print, radio and the Internet across the United States and European Countries. Revenues are generated from the sales of merchandise we offer through our programming.

We consistently analyze new products that we are considering offering to the market each week. Once we decide on a product, the test marketing and direct response mix has been accomplished, we will publicly release the information; until that time, such information remains confidential and will not be released due to competition. We also intend to continue to promote our current product mix, focusing on our product brands in the international market place. We expect this expanding distribution channel to increase sales further in 2007.

We may raise additional funds in order to grow our market share. If we are (i) unable to grow our business or improve our operating cash flows as expected, (ii) unable to raise additional funds through private placement sales of our common stock, or (iii) unable to borrow additional funds, then we may not be able to continue to grow sales at the same pace as 2006 and the first quarter of 2007. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to us and our stockholders. If we are not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures would have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current shareholders would be diluted. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.	Controls and Procedures

Under the supervision and with the participation of our Management, including our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our financial disclosure controls and procedures were effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the audit process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no significant changes in the Company’s internal control over financial reporting or, to our knowledge, in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the evaluation date.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

During the three month period ended March 31, 2007, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three month period ended March 31, 2007, the Company did not submit any matters to a vote of its security holders other than the name change.

Item 5.	Other Information

(a)

Security Ownership of Certain Beneficial Owners and Management.

(a)	There are no beneficial owners of more than five percent (5%) of all classes of our voting securities as of March 31, 2007. The percentage ownership has been calculated based on 72,592,929 shares of Common Stock outstanding. There are no persons that have a right to acquire within sixty (60) days, shares that would make them a beneficial owner from options, warrants, rights, conversion privilege or similar obligations of the Company.

(b)	There was no change in beneficial ownership of management and directors during the three month period ending March 31, 2007.

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Scott Swank	780,000	*

*	LESS THAN 1%.

(c) Changes in Control. On April 27, 2007, Joseph I. Emas submitted his resignation as Chief Executive Officer of Dynamic Response Group, Inc. and appointed Melissa K. Rice as his successor to this executive position. Mr. Emas will remain as a member of the Board of Directors of Dynamic Response Group, Inc. Mr. Emas indicated that the time devoted to his law practice did not permit him the time needed to fulfill his future obligations as a Chief Executive Officer and that Melissa K. Rice was a highly qualified replacement.

On May 4, 2007, Melissa K. Rice also joined the Board of Directors of Dynamic Response Group, Inc. Melissa K. Rice has an extensive background in business and is also licensed to practice law in the state of Florida. Ms. Rice has been practicing attorney specializing in securities regulations and corporate transactions, assisting emerging companies in debt and equity financing, as well as providing general corporate governance advice to emerging companies, from October 2000—to the present. Ms. Rice graduated with a Bachelors of Science degree in Marketing from the University of Tampa, a Juris Doctor degree from Stetson School of Law and a Masters of Business Administration from Stetson University.

On May 4, 2007, Richard M. Muller joined the Board of Directors of Dynamic Response Group, Inc. Mr. Muller graduated from the University of Colorado with a Bachelors of Science degree in Business Administration. For more than 30 years, Mr. Muller has been involved in international business ventures, start-up businesses and entrepreneurial pursuits and has developed substantial financial and transactional experience relating to the re-organization, development and funding of publicly traded companies. His background includes business activities as diverse as consumer products distribution in Eastern Europe to mining and entertainment ventures in the United States and Latin America. For the past 5 years Mr. Muller has been the CFO of Advanced Oxygen Therapy, Inc, a medical device design and manufacturing company located in Galway, Ireland.

(b) The directors and executive officers of Dynamic Response Group, Inc., their ages and their present positions are as follows:

Name	Age	Position with Youth Enhancement
Melissa K. Rice	46	Chief Executive Officer, Director
Scott Swank	35	Chief Operating Officer
David Genzler	54	Principal Accounting Officer
Joseph I. Emas	50	Director
Richard M. Muller	54	Director

The Company does not have any other material information to report with respect to the three month period ended March 31, 2007.

Item 6.	Exhibits

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Accounting Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

DYNAMIC RESPONSE GROUP, INC.

Dated: May 8, 2007	By:	/s/ Melissa K. Rice
Chief Executive Officer (Principal Executive Officer) and
Dated: May 8, 2007	By:	/s/ David Genzler
David Genzler, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Accounting Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002