Form 10QSB
period 2007-06-30
Dynamic Response Group, Inc.
filed 2007-08-14
CIK 1098685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Kimberly L. Graus, Esq.

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

There were 81,111,234 shares of the Registrant’s $.001 par value common stock outstanding as of August 14, 2007.

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

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-QSB Quarterly Report, except as required by law. Operating results for the quarter ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

Item 1.	Financial Statements

Financial Statements

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET

June 30, 2007

(Unaudited)

ASSETS
Current Assets:
Cash	$96,097
Accounts receivable	1,089,269
Inventory	350,213
Other current assets	85,482

Total current assets	1,621,061

Intangible assets	1,190,150
Restricted cash	10,000
Other assets	30,459

Total assets	$2,851,670

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,450,664
Convertible promissory notes	2,147,983

Total current liabilities	4,598,647

Commitments and contingencies

Stockholders’ Deficit:
Common stock; $.0001 par value, 100,000,000 shares authorized, 81,111,234 issued and outstanding	8,111
Additional paid-in capital	12,421,873
Accumulated deficit	(14,176,961)

Total stockholders’ deficit	(1,746,977)

Total liabilities and stockholders’ deficit	$2,851,670

See accompanying notes to financial statements.

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Gross revenues	$3,589,252	$2,399,581	$7,942,155	$4,431,074
Sales returns and allowances	864,460	283,488	2,480,788	659,232

Net revenues	2,724,792	2,116,093	5,461,367	3,771,842

Cost of revenues	391,788	329,687	596,444	519,940

Gross profit	2,333,004	1,786,406	4,864,923	3,251,902

Operating expenses:
Selling, general and administrative	2,958,071	2,268,668	5,322,773	4,504,451

Total operating expenses	2,958,071	2,268,668	5,322,773	4,504,451

Loss from operations	(625,067)	(482,262)	(457,850)	(1,252,549)

Other income (expense):
Other income	2,977	324	12,932	504
Interest expense	(64,557)	(88,689)	(169,542)	(129,630)

	(61,580)	(88,365)	(156,610)	(129,126)

Loss before income taxes	$(686,647)	$(570,627)	$(614,460)	$(1,381,675)

Provision (benefit) from income taxes	—	—	—	—

Net Loss	$(686,647)	$(570,627)	$(614,460)	$(1,381,675)

Basic weighted average common shares outstanding	76,852,082	56,361,837	73,233,466	52,645,640

Basic earnings (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

See the accompanying notes to financial statements.

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net Loss	$(614,460)	$(1,381,675)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	—	3,625
Changes in assets and liabilities:
Accounts receivable	(53,467)	(67,197)
Inventory	(89,378)	18,800
Prepaid expenses and other asset	(11,864)	(18,409)
Other assets	(7,294)	—
Accounts payable and accrued expenses	(143,784)	605,976
Accrued interest on notes payable to related party	—	43,151
Merger intent deposit	—	200,000

Net cash used in operating activities	(920,247)	(595,729)

Cash flows used in investing activity:
Payments toward patent agreement	(112,500)	(150,000)

Net cash used in investing activity	(112,500)	(150,000)

Cash flows from financing activities:
Proceeds from shareholder	283,740	96,999
Repayment of related party loans	—	(80,000)
Repayment of investment	(20,000)	—
Repayment of promissory note	(100,000)	(100,000)
Proceeds from issuance of convertible promissory notes	600,983	410,000
Payments of financing fees	—

Net cash provided by financing activities	764,723	326,999

Net decrease in cash	(268,024)	(418,730)

Cash, beginning of year	364,121	724,168

Cash, end of year	$96,097	$305,438

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—

Cash paid for interest	$—	$—

See accompanying notes to financial statements.

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 - NATURE OF BUSINESS

Dynamic Response Group, Inc., f/k/a Youth Enhancement Systems, Inc. (Company) was incorporated in the State of Florida in 2002. The Company and its subsidiaries develop, manufacture, and market beauty and body enhancement products worldwide. The Company maintains its production facility and headquarters in Miami, Florida.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements include the results of operations of all subsidiaries over which the Company holds a 100% interest. The results of operations of these companies are accounted for using the consolidated method of accounting. All material inter-company accounts and transactions have been eliminated.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

While the information presented in the accompanying interim three and six months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2006 annual financial statements of the Company. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2006’s annual financial statements.

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

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

Revenue recognition

The Company recognizes product revenue, net of estimated sales discounts and returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements” which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

have been satisfied, the fee is fixed or determinable and collection is reasonably assured. In addition, the Company recognizes product revenue in accordance with Statement of Financial Accounting Standard (SFAS) No. 48 “Revenue Recognition When Right of Return Exists”. This statement requires that in order to recognize revenue at the point of sale when the buyer has a return privilege, the amount of future returns must be reasonably estimable by the seller company.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at June 30, 2007 because of the relatively short maturity of the instruments. The carrying value of long-term debt and convertible promissory notes approximate fair value at June 30, 2007 based upon terms available for companies under similar arrangements.

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

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2007, the provision for doubtful accounts and allowance for product returns was $100,068.

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

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

Advertising

Advertising costs are expensed as incurred and included in selling general and administrative expenses in the accompanying consolidated statements of operations. The Company incurred advertising expenses of $ 1,895,670 and $2,345,766 as of June 30, 2007 and 2006, respectively.

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

Product concentration risk

Although the Company offers multiple products, approximately 68% of the revenue generated is derived from the sale of Procede, a hair thickening product.

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

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 4 - CONVERTIBLE PROMISSORY NOTES

The Company has extended the initial maturity dates of convertible promissory notes issued in 2005 and 2006. These convertible promissory notes allow for conversion to common stock prior to maturity date or repayment of principal plus interest on the date of maturity, which was one year from the date of issuance. After extension, the notes will now mature between late 2007 and early 2008. The convertible promissory notes totaled $2,147,983 at the end of June 30, 2007.

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

OVERVIEW OF THE COMPANY

Dynamic Response Group, Inc., (“DRG”) is engaged in the business of Electronic & Multi Media Retailing (print, radio, television and the internet). The Company considers itself an emerging leader in the use of direct response transactional television programming, known as infomercials, to market consumer products. The Company’s advertising plan is slated bring its products into more than 370 million households in 70 countries worldwide.

On March 5, 2007, Youth Enhancement Systems, Inc. changed its name to “Dynamic Response Group, Inc.”, by filing its Articles of Amendment with the Florida Secretary of State. The Company’s fiscal year ends December 31st of each year. During the last three fiscal years, we have not been subject to the reporting requirements of the Exchange Act of 1934, as amended. As such, we did not file any filings with the Securities and Exchange Commission, until February 13, 2007 when the Company filed its 10SB becoming a fully reporting company. The Company then filed its 15c2-11 with the NASD, and now lists its shares on the Over-the-Counter-Bulletin-Board.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTH PERIOD ENDED JUNE 30, 2007

COMPARED TO JUNE 30, 2006

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues increased from $ 2,399,581 for the three month period ended June 30, 2006 to $ 3,589,252 for the three month period ended June 30, 2007, an increase of $1,189,671 primarily as a result of the revenues resulting from the introduction of the Clean Between Machine product in late 2006, continued growth of ProCede and the addition of NASCAR Members Club.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $ 2,268,668 for the three month period ended June 30, 2006 to $ 2,958,071 for the three month period ended June 30, 2007, an increase of $ 689,403 primarily as a result of the introduction to the market of the NASCAR Members Club.

Net Income (Loss). Net loss increased from $ 570,627 for the three month period ended June 30, 2006 to a net loss of $ 686,647 for the three month period ended June 30, 2007. The increase in loss is mainly attributed the start up costs and promotion of the NASCAR Members Club brand.

Current Assets

Cash. Cash decreased from $ 122,655 at March 31, 2007 to $ 96,097 at June 30, 2007, a decrease of $ 26,558.

Accounts Receivable. Accounts Receivable increased from $ 918,170 at March 31, 2007 to $ 1,089,269 at June 30, 2007, an increase of $ 171,099.

Inventories. Inventories decreased from $ 423,496 at March 31, 2007 to $ 350,213 at June 30, 2007, a decrease of $ 73,283, primarily as a result of internal planning based on historical seasonal sales decrease of the ProCede product. DRTV sales in the second quarter sales generally are slower industry wide due to less television viewing across the country as families spend more time out of doors.

Intangible and other assets. Intangible and other assets increased from $ 1,229,146 at March 31, 2007 to $ 1,230,609 at June 30, 2007, an increase of $ 1,463 primarily as a result of the payments for the ProCede patent.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses increased from $ 2,182,156 at March 31, 2007 to $ 2,450,664 at June 30, 2007, an increase of $ 268,508.

Promissory note. Promissory notes decreased from $ 47,500 at March 31, 2007 to $0 at June 30, 2007.

Convertible promissory notes. Convertible promissory notes increased from $1,847,983 at March 31, 2007 to $2,147,983 at June 30, 2007.

Liquidity and Capital Resources

Our marketing strategy is to identify and secure an exclusive distribution agreement with unique, consumer-driven, innovative products that provide solutions to known consumer buying patterns. We then offer these retail products to consumers through electronic media using broadcast, cable, satellite television and the Internet. Our programming is transmitted by satellite to cable television systems, direct broadcast satellite systems, television broadcasting stations, print, radio and the Internet across the United States and European Countries. Revenues are generated from the sales of merchandise we offer through our programming. We focus on presenting consumer products at attractive prices that can leverage the visual appeal of television, including our main product offerings, Proceed, a hair thickening product, The Clean Between Machine, a dental hygiene product, Back Yard Drills with Bill Parcell, an instructional DVD, NASCAR Members Club, a membership club for NASCAR fans. We have also recently added to our fall lineup of product offerings and are currently testing RIDDEX, a pest control system which as returned favorable numbers, Turbo Cooker, a all-in-one cooking system. Turbo Cooker was once a very successful show on the air and we have negotiated a long term contract to take it back to the market. We plan to begin testing in the next few weeks.

We consistently analyze new products that we are considering offering to the market each week. Once we decide on a product, the test marketing and direct response mix has been accomplished, we will publicly release the information; until that time, such information remains confidential and will not be released due to competition. We also intend to continue to promote our current product mix, focusing on our product brands in the international market place. We expect this expanding distribution channel to increase sales further in the last two quarters of 2007.

We may raise additional funds in order to grow our market share. If we are (i) unable to grow our business or improve our operating cash flows as expected, (ii) unable to raise additional funds through private placement sales of our common stock, or (iii) unable to borrow additional funds, then we may not be able to continue to grow sales at the same pace as 2006 and the first two quarters of 2007. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to us and our stockholders. If we are not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures would have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current shareholders would be diluted. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Discussion of Current Status

This quarter we are reporting a loss due to our investment in the NASCAR Members Club. This loss was created by the reduction of media dollars spent on marketing products such as ProCede and Clean Between Machine. We are a formula driven marketing company. Historically, over the past twenty-four months, we have generated approximately 2.5 gross sales dollars for every dollar spent in media. When we spend less money on media, we achieve a correspondingly smaller gross sales number. When we spend more, we see a corresponding increase. It is formula that is scalable and predictable. This is exactly what happened in the second quarter, which is traditionally our slowest sales quarter. Our sales decrease in ProCede was simply a function of the reallocation of funds that we normally would have spent on ProCede to generate that historical 2.5 to 1 ratio. The first quarter, we spent $1.123 million in media; second quarter approximately $773,000. The reason for this drop in spending and corresponding decrease in gross sales is the investment in the NASCAR business which we believe will ultimately yield a great deal of profitability and top line revenue in years to come.

We made the decision to forego a quarter of profitability in ProCede in order to establish a long term opportunity to grow our revenues exponentially through a long term relationship with NASCAR that would come only through an investment this quarter. Our investment in the NASCAR business we believe will pay off, as we are now negotiating and finalizing a long term deal.

Now that the NASCAR development program is completed, we have reallocated our media dollars back to ProCede, and we are now back to our first quarter media spending. Because we are formula driven, we are predictably running at first quarter numbers, ProCede and Clean Between Machine for July sales alone are $1,649,000.

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

During the three month period ended June 30, 2007, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.	Defaults Upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three month period ended June 30, 2007, the Company did not submit any matters to a vote of its security holders other than the name change.

Item 5.	Other Information

On May 4, 2007, Richard M. Muller joined the Board of Directors of the Company. Mr. Muller has had health complications and feels it is in the best interest of the Company to resign at this time. He has agreed to stay on in an advisory position if needed by the Company management.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

DYNAMIC RESPONSE GROUP, INC.

Dated: August 14, 2007	By:	/s/ Melissa K. Rice
Chief Executive Officer (Principal Executive Officer) and

Dated: August 14, 2007	By:	/s/ David Genzler
David Genzler, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Accounting Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002