Form 10QSB
period 2007-09-30
Dynamic Response Group, Inc.
filed 2007-11-14
CIK 1098685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

4770 Biscayne Boulevard, Suite 1400, Miami, FL, 33137

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

There were 81,804,734 shares of the Registrant’s $.001 par value common stock outstanding as of September 30, 2007.

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

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-QSB Quarterly Report, except as required by law. Operating results for the quarter ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

Item 1.	Financial Statements

Financial Statements

Dynamic Response Group, Inc.

Financial Statements

As of September 30, 2007 (unaudited)

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2007

(Unaudited)

ASSETS
Current Assets:
Cash	$399,385
Accounts receivable	989,099
Inventory	444,228
Other current assets	—

Total current assets	1,832,711

Intangible assets	1,265,150
Restricted cash	10,000
Other assets	43,587

Total assets	$3,151,448

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,586,640
Due to related parties	$208,319
Convertible promissory notes	2,166,858

Total current liabilities	4,961,817
Commitments and contingencies
Stockholders’ Deficit:
Common stock; $.0001 par value, 100,000,000 shares authorized, 81,804,734 issued and outstanding	8,180
Additional paid-in capital	12,380,642
Accumulated deficit	(14,199,191)

Total stockholders’ deficit	(1,810,369)

Total liabilities and stockholders’ deficit	$3,151,448

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Gross revenues	$4,773,530	$2,562,994	$12,715,685	$7,485,101
Sales returns and allowances	(1,357,587)	(344,562)	(3,838,375)	(1,033,483)

Net revenues	3,415,944	2,218,432	8,877,311	6,451,618

Cost of revenues	403,022	423,894	999,466	502,175

Gross profit	3,012,922	1,794,538	7,877,845	5,949,443

Operating expenses:
Selling, general and administrative	2,972,530	1,800,640	8,295,303	7,084,811

Total operating expenses	2,972,530	1,800,640	8,295,303	7,084,811

Income (loss) from operations	40,391	(6,102)	(417,459)	(1,135,368)

Other income (expense):
Other income	7,230	3,749	20,162	4,253
Interest expense	(69,851)	(30,754)	(239,393)	(160,384)

	(62,621)	(27,005)	(219,231)	(156,131)

Loss before income taxes	(22,230)	(33,107)	(636,690)	(1,291,499)

Provision (benefit) from income taxes	—	—	—	—

Net loss	$(22,230)	$(33,107)	$(636,690)	$(1,291,499)

Basic weighted average common shares outstanding	81,457,984	60,883,152	73,580,216	59,135,742

Basic earnings (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

STATEMENT OF CASHFLOWS

(Unaudited)

	For the Nine months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(636,690)	$(1,291,449)
Adjustments to reconcile net loss to net cash used in operating activities operating activities:
Depreciation	—	5,438
Provision for returns	55,000	75,000
Provision for doubtful accounts	55,000	75,000
Changes in assets and liabilities:
Accounts receivable	(63,297)	(705,595)
Inventory	(183,393)	60,679
Prepaid Expenses and other asset	73,618	(119,427)
Other assets	(20,422)	—
Accounts payable and accrued expenses	(7,808)	452,212
Accrued interest on notes payable to related party	—	29,116

Net cash used in operating activities	(727,992)	(1,419,026)

Cash flows used in investing activity:
Payments toward patent agreement	(187,500)	(225,000)

Net cash used in investing activity	(187,500)	(225,000)

Cash flows from financing activities:
Proceeds from shareholder	222,579	1,022,951
Repayment of related party loans	—	(175,452)
Repayment of promissory note	(100,000)	(100,000)
Proceeds from issuance of convertible promissory notes	619,858	410,000
Loan received from related parties	208,319	—

Net cash provided by financing activities	950,756	1,157,499

Net increase (decrease) in cash	35,264	(486,527)

Cash, beginning of year	364,121	724,168

Cash, end of year	$399,385	$237,641

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—

Cash paid for interest	$239,393	$167,122

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

NOTE 1—NATURE OF BUSINESS

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

While the information presented in the accompanying interim three and nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2006 annual financial statements of the Company. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2006’s annual financial statements.

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

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

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2007, the provision for doubtful accounts and allowance for product returns was $109,900.

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

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Advertising

Advertising costs are expensed as incurred and included in selling general and administrative expenses in the accompanying consolidated statements of operations. The Company incurred advertising expenses of $ 3,015,926 and $3,088,958 as of September 30, 2007 and 2006, respectively.

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Product concentration risk

Although the Company offers multiple products, approximately 66 % of the revenue generated is derived from the sale of Procede, a hair thickening product.

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

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

NOTE 4—CONVERTIBLE PROMISSORY NOTES

The Company has extended the initial maturity dates of convertible promissory notes issued in 2005 and 2006. These convertible promissory notes allow for conversion to common stock prior to maturity date or repayment of principal plus interest on the date of maturity, which was one year from the date of issuance. After extension, the notes will now mature between late 2007 and early 2008. The convertible promissory notes totaled $2,166,858 at the end of September 30, 2007.

NOTE 5—RELATED PARTY LOAN PAYABLE

Two related parties loaned funds to the Company for working capital. The balances as of September 30, 2007 and 2006 are $ 208,319 and $ 359,008. These loans are non-interest bearing and are expected to be repaid within one year.

PART I – FINANCIAL INFORMATION

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

OVERVIEW OF THE COMPANY

Dynamic Response Group, Inc. (f/k/a) Youth Enhancement Systems, Inc. (“DRG”) is engaged in the business of Electronic & Multi Media Retailing (print, radio, television and the internet). The Company considers itself an emerging leader in the use of direct response transactional television programming, known as infomercials, to market consumer products. The Company’s advertising plan has been designed to bring its products into more than 370 million households in 70 countries worldwide.

Youth Enhancement Systems, Inc was originally incorporated in Florida on June 4, 2002 and merged with MaxPlanet Corporation, (“MaxPlanet’), a Florida corporation on June 2, 2006. The original Youth Enhancement Systems, Inc. was then dissolved and MaxPlanet, the surviving corporation changed its name to Youth Enhancement Systems, Inc., (“Youth Enhancement” or “YEHS”). MaxPlanet, originally a Delaware corporation, was incorporated in October 1982 as Robotic Systems & Technology, Inc., (“Robotic Systems”). Robotic Systems became publicly traded upon the declaration of effectiveness on April 22, 1983 when it filed its registra-tion Statement on Form S-18 with the U.S. Securities and Exchange Commission. From approximately 1983 through November 1993, Robotic Systems had virtually no business operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007

COMPARED TO SEPTEMBER 30, 2006

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues increased from $2,562,994 for the three month period ended September 30, 2006 to $4,773,530 for the three month period ended September 30, 2007, an increase of $2,210,536, primarily as a result of the revenues resulting from the introduction of the Riddex product in late August, and the continued growth of ProCede.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $1,800,640 for the three month period ended September 30, 2006 to $2,972,530 for the three month period ended September 30, 2007, primarily as a result of the increase in new product due diligence, offering testing that includes additional internet development costs and the launch of new products.

Net Income (Loss). Net loss decreased from $33,107 for the three month period ended September 30, 2006 to a net loss of $22,230 for the three month period ended September 30, 2007. The decrease in loss is mainly attributed the cost cutting measures employed in our internet sales and at our fulfillment house.

Current Assets

Cash. Cash increased from $237,641 at September 30, 2006 to $399,385 at September 30, 2007, an increase of $161,744. This was primarily the result of the payment structure for the Riddex product which is billed for a single payment by the customer verses other product offerings that are billed and collected in multiple payments.

Accounts Receivable. Accounts Receivable increased from $669,520 at September 30, 2006 to $989,099 at September 30, 2007, an increase of $319,579. This was due to the increase in sales.

Inventories. Inventories increased from $193,020 at September 30, 2006 to $444,228 at September 30, 2007, an increase of $251,208, primarily as a result of additional product development. Further there was an increase in ProCede inventory due to advanced planning based on prior quarter sales.

Intangible and other assets. Intangible and other assets increased from $1,004,494 at September 30, 2006 to $1,318,737 at September 30, 2007, an increase of $314,243, primarily as a result of the payments for the ProCede patent.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses increase from $1,270,620 at September 30, 2006 to $2,586,640 at September 30, 2007, an increase of $1,316,020. Due to our increased spending levels for media sales.

Promissory note. Promissory notes increased from $100,000 at September 31, 2006 to $208,319 at September 30, 2007. This increase was mostly due to a company loan from Melissa K. Rice, CEO.

Convertible promissory notes. Convertible promissory notes increased from $1,547,000 at September 30, 2006 to $2,166,858 at September 30, 2007.

Liquidity and Capital Resources

Our marketing strategy is to identify and secure an exclusive distribution agreement with unique, consumer-driven, innovative products that provide solutions to known consumer buying patterns. We then offer these retail products to consumers through electronic media using broadcast, cable, satellite television and the Internet. Our programming is transmitted by satellite to cable television systems, direct broadcast satellite systems, television broadcasting stations, print, radio and the Internet across the United States and European Countries. Revenues are generated from the sales of merchandise we offer through our programming. We focus on presenting consumer products at attractive prices that can leverage the visual appeal of television, including our main product offerings, Proceed, a hair thickening product, The Clean Between Machine, a dental hygiene product, Riddex, a pest control system, NASCAR Members Club, a membership club for NASCAR fans.

We are currently under contract with and will begin testing a number of new products, such as (a) Turbo Cooker, an all-in-one cooking system; (b) Double Take Bra, a designer bra for woman that allows them to wear low cut garments; (c) Insta-Curl, a hair curling system;(d) Celluless, a product designed to reduce the appearance of cellulight; (e) New Credit,a credit repair system; (f) Ledson Reading Programs, a program designed to teach your child to read at a young age; and (g) The Ledgends of Classic Soul, a compilation of former soul singers music offerings.

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

We may raise additional funds in order to grow our market share. If we are (i) unable to grow our business or improve our operating cash flows as expected, (ii) unable to raise additional funds through private placement sales of our common stock, or (iii) unable to borrow additional funds, then we may not be able to continue to grow sales at the same pace as 2006 and the first three quarters of 2007. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to us and our stockholders. If we are not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures would have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current shareholders would be diluted. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Discussion of Current Status

The Company is showing a small loss in spite of growing revenues because of increased inventory in manufacturing as well as an infomercial and short form production relating to the contracts for the Official NASCAR members club and several new product offerings in our lineup. In addition the Company has significantly more accounts receivable which creates a belief that the first quarter of 2008 will produce a significant increase in both top and bottom lines.

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

During the three month period ended September 30, 2007, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three month period ended September 30, 2007, the Company did not submit any matters to a vote of its security holders other than the name change.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended September 30, 2007.

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

DYNAMIC RESPONSE GROUP, INC.

Dated:	November 14, 2007	By:	/s/ Melissa K. Rice
Chief Executive Officer (Principal Executive Officer)

and

Dated:	November 14, 2007	By:	/s/ David Genzler
David Genzler, Principal Accounting Officer