Form 10-K
period 2007-12-31
Dynamic Response Group, Inc.
filed 2008-03-31
CIK 1098685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-28201

DYNAMIC RESPONSE GROUP, INC

(Exact name of registrant as specified in its charter)

Florida	52-2369185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4770 BISCAYNE BOULEVARD, SUITE 1400

MIAMI, FL 33137

(Address of principal executive offices)

(305) 576-6889

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Voting Common Equity	Non-voting Common Equity
$6,613,925	None

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2008:

Common stock, par value $0.0001 per share	87,198,066
Other	None

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted: NONE

DYNAMIC RESPONSE GROUP, INC

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2007

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language. All forward-looking statements included in this document are based on information available to Dynamic Response Group, Inc (DRG, we, us, our and company) on the date hereof. DRG cautions investors that its business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties. For further information regarding these risks and uncertainties, please refer to publicly available documents that DRG has filed with the Securities and Exchange Commission. Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond DRG’s control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and the DRG’s estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events.

Item 1.	Business

Our Business

We are a marketing company that strives to offer innovative marketing solutions in order to sell our suite of products. We select and develop products that we believe have strong brand potential and combine innovation with unique customer insight. Many of our products help consumers to solve some of their most urgent challenges, from thinning hair to pest control, while others allow consumers to indulge their passions, such as living a healthy lifestyle or being an avid sports fan. We leverage our in-house capacity to target customers across multiple channels, including direct response television (DRTV), the Internet, catalogs, radio, direct mail and, ultimately, retail. Our media content helps customers to make easy, informed purchasing decisions through explicative content and quality offerings at prices comparable to mainstream alternatives. At the end of 2007, our infomercials were run on approximately 200 channels in the United States alone.

We have established ourselves as a media brander, content producer and licensor of products. Our business is built around our ability to develop and offer media content, products, and lifestyle solutions to consumers. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution. We market many of our products and services across the direct-to-consumer segment. We distribute our products in this sales segment from a single fulfillment center.

Our strategy is to identify and secure exclusive distribution agreements with owners of unique, consumer-driven, innovative products that provide solutions to known consumer buying patterns. We then offer these retail products to consumers. We focus on presenting consumer products at competitive prices that can leverage the visual appeal of television, including our main product offerings, ProCede, a hair thickening product, Riddex Plus, a pest control product, The Legends of Soul, a DVD and CD concert series and The Official NASCAR Members Club, an affinity marketing program. Our revenues are generated from the sales of merchandise we offer through our programming.

Our Products

We currently market the following products:

ProCede is a hair thickening treatment system for men with thinning hair. According to industry sources our ProCede product ranks as one of the top three most frequently aired infomercials for health and beauty products in the United States. It is the only thickening hair product on the market that requires only one application every ninety days. We have acquired the exclusive worldwide rights to this product.

Riddex Plus is an electronic pest control product that incorporates patented Digital Pulse Technology, to create an irritating environment for pests inside walls, chasing them away from houses while preventing future pests from entering. A single Riddex Plus unit typically covers one level of a home driving away rodents and roaches.

Legends of Soul is a DVD and CD series of current concerts of classic soul artists. The initial offering is for 10 artists.

The Official NASCAR Members Club is a bundled package of the NASCAR membership and select merchandise offered direct-to-consumers via outbound sales calls.

Additional Products

We have several other products that are in the development and testing stages. They include products such as Turbo Cooker, Sydney Ledson Institute, New Credit Software and several exercise equipment projects and cookware items. As they are developed, we will begin to roll them out through our traditional sales methods. Our goal is to continually seek out innovative consumer products to market and distribute profitably. While we incur certain initial and ongoing costs in connection with adapting a product and producing the infomercial for specific markets, the primary expenses are incurred when the product/infomercial is first developed for its target market. Thus, as we decide to introduce a product in additional markets, we can do so quickly, efficiently and relatively inexpensively. Further, our licensing of the rights to manufacture and distribute certain of our products may initially lower recognized revenue, we improve contribution margins and branding through this licensing.

Our Sales Channels

Media, DRTV, Catalogs, Internet

We conduct our direct to consumer business through multiple channels, including DRTV, the Internet, catalogs, radio, direct mail and, ultimately, retail. We also believe that by further expanding our coverage into other parts of the world, we will be able to leverage our library of infomercial programs and associated products by extending the time period during which each product generates revenues. We also use outbound calling centers to market our affinity programming. The Official NASCAR Members Club is our first offering in the affinity market. As we understand our competitive advantages we will begin to roll-out further brands.

We analyze results from our marketing and advertising regularly. Because our products are marketed through DRTV and other media, our success in terms of operating a profitable business is contingent upon an analysis of return on investment on the media dollars we spend to advertise a particular product or brand. Therefore, we must closely evaluate our performance on a daily basis to make sure that we are profitable in our media mix, have sufficient inventory to supply our customers and fulfill our financial responsibilities in terms of paying vendors and affiliates who assist in our overall marketing strategy. When any of these components fail to deliver efficiently, our evaluation and analysis of the deficiencies enable us to take the appropriate corrections quickly in order to maintain profitability.

Media

We develop, produce and license information and programming targeted to consumers who value personal development, wellness, spirituality, and entertainment. We have a library of infomercial titles that we use to sell our products via our sales channels and we further license to selected distributors operating outside of the United States to further monetize the brand and sales potential.

DRTV

We use DRTV marketing to promote the majority of our products. DRTV marketing is a highly-scalable distribution channel for our product suite, and also provides broad marketing support for any retail partners when we begin to place our products into that distribution cycle, as well as creating new direct customers to which we will be able to cross-market a wide range of products and services via our catalog, and the Internet. We capitalize on both short-form spots and are currently gearing up to offer two long-form DRTV shows. As these long-form DRTV shows are rolled out, we will begin to turn to leading home shopping channels such as QVC to further brand products.

Catalogs

We offer ProCede directly to the consumer through catalogs and through some publications. As our branding efforts continue for each of our product lines we will continue to use catalogs to further offer our suite of products to consumers.

Internet

We use the Internet to sell our products and to provide information for each product to the consumer. We currently offer each of our products via their own websites. We promote our website through our visual media, catalogs, print publications, product packaging and Internet links. We provide customer support for Internet sales from our call center that is operated by our fulfillment house as a key component of our Internet approach.

Our Operations

Product Development, Media Access, Customer Service and Established Infrastructure

Product Development

Our product evaluation/acquisition/marketing department is the most vital component of the Company. We actively search for and analyze new products that we believe are suitable for DRTV marketing and subsequent marketing through non-infomercial distribution channels. We analyze new product ideas from a variety of sources, including inventors, suppliers, trade shows, industry conferences, strategic alliances with manufacturing and consumer product companies and we have an ongoing review of new developments in our targeted product categories. As a result of our knowledge and contacts in the infomercial and retail television industry, we also receive unsolicited new product proposals from independent third parties. Once we decide a product fits our model, we generally purchase the rights to distribute the product; as a rule we purchase the product directly.

We evaluate the suitability of the product for television demonstration and explanation as well as the anticipated perceived value of the product to consumers. Further, we determine whether an adequate and timely supply of the product is available and analyze whether the estimated profitability of the product satisfies our business model.

We are also devoting attention to the development of products specifically targeted to markets outside of North America. We have reviewed our infomercial library for those products that we believe will be successful in Europe, Asia and/or other international markets. When a product, that was initially sold domestically, is selected for international distribution, the infomercial is dubbed and product literature is created in the appropriate foreign languages. In addition, a review of the products and the infomercial’s compliance with applicable local laws is completed. We have an exclusive agreement with Global DR, an international sourcing and distribution-company with distribution in over seventy countries worldwide. Global grants us exclusive rights on a right of first refusal basis to license Global’s internationally successful products and infomercials for marketing in the United States market. Conversely, the agreement grants Global the exclusive right to distribute our products in its distribution stream world wide.

Once we decide to bring a product to market, we arrange for the production of an infomercial that may be from one to thirty minutes in length. We consider several factors in determining the length of an infomercial. Some of these factors are the cost of the product and the time it takes to provide in-depth demonstrations and explanations of the product. We also take into consideration the territory in which it may be viewed in the future.

Once we have made a determination as to the length of the message we are relaying to the market, we attempt to present a product in an entertaining and informative manner, utilizing a variety of program formats. Our infomercials are currently produced in-house by contracting with an established independent producer who works under our direction. Our cost of producing an infomercial can range from $25,000 to $350,000. In addition, producers, hosts and spokespersons generally receive fees based upon sales of the products.

Following completion of the production of an infomercial, we test the program in the United States in specific time slots (based on the product’s targeted consumer base) on both national cable networks and targeted broadcast stations. If a show achieves acceptable results in the market tests, we generally air it on a rapidly increasing schedule on cable networks and broadcast channels.

During this initial phase, we may modify the creative presentation of the infomercial and/or the retail pricing, depending upon viewer response. After the initial marketing phase, we may adjust the frequency of a program’s airing to achieve a schedule of programs that we believe maximizes the profitability of all of the products being marketed through infomercial programming at a given time.

Media Access

An important aspect of our ability to successfully market products is access to media time. Infomercial programming is available to us through licensed distributors to more than 370 million households in seventy countries worldwide, including Argentina, Australia, Austria, Belarus, the Benelux countries, Brazil, China, Denmark, Ecuador, most Eastern European countries, Finland, France, Germany, Greece, Ireland, Italy, Japan, Mexico, most Middle Eastern countries, New Zealand, Norway, Peru, Portugal, Russia, Spain, most South American countries, Sweden, Switzerland, Taiwan, Turkey, Ukraine and the United Kingdom.

Internationally, the infomercials are aired on one or more of three technologies by licensed distributors: (i) satellite transmission; (ii) cable operators who retransmit satellite broadcasts, and (iii) terrestrial broadcast television.

Domestically, we purchase most of our cable television time directly from cable networks and their respective media representatives. In addition to airtime purchased on cable networks, we purchase broadcast television time from network affiliates and independent stations. Broadcast television time segments are purchased primarily in 30-minute spots. We believe there is currently an adequate supply of broadcast television time available from these sources to satisfy our needs. We are dependent on having access to media time to televise our infomercials on cable networks, satellite networks, network affiliates and local stations.

Customer Service

We focus on building and maintaining customer relationships that thrive on loyalty and trust. We maintain a “no-risk guarantee” policy, whereby we provide a customer a full refund for our products that are returned, for any reason. As we further develop our business model we will established a most valued customer program, which extends added benefits to our most loyal catalog and Internet customers. We currently maintain our customer service center with our fulfillment partner in order to closely monitor any issues that may arise. Over the next year the plan is to create an in-house customer service department that includes product specialists who have specific product knowledge and assist customers in selecting products and solutions that meet their needs.

When a product is ordered through one of our in-bound call center partners, our policy is to ship orders no later than the next business day, which we accomplish by just-in-time inventory procedures to support our orders. We believe that by offering exceptional customer service we encourage repeat purchases by our customers, enhance our brand identity and reputation and build stronger relationships with our customers.

Established Infrastructure

We have an exclusive deal with our fulfillment partner, Planet E Shop that was negotiated in 2007. They operate a distribution center in Dallas, Texas, which provides fulfillment for our current domestic business needs and has the capacity to support the growth of our business. This central United States location allows us to achieve shipping cost efficiencies to most locations. We use a supply chain management system that supports our entire operation, including fulfillment, inventory management, and customer service. The fulfillment center is connected to our other facilities by a state-of-the art Internet network that allows us to maintain a high degree of connectivity within our organization.

Our Growth Strategies

In order to capitalize on our competitive advantages and to realize our goal of growing to become a dominant player in our industry, we intend to pursue growth strategies that include the following:

•	The continual development of our forecasting model, enabling us to increase gross margins through just-in-time inventory procedures for better profitability.

•	Continuing expansion in additional promising products and markets and develop a credible plan to improve operating efficiencies and drive revenue growth.

•	Currently assessing the potential expansion into additional product markets within the United States and International markets.

•

Currently under contract with Oracle to build database that will capture all of our data from customer call center and Internet orders, to media spending, to fulfillment, to financial information in a central location in order to understand our customers fully and to enable us to offer further product selections that fit those customers’ buying habits. To also become even more focused in how we spend media dollars in order to create brand awareness and to further tighten our inventory control processes.

•

Currently researching customer-care call centers in order to bring portions of our customer service in-house for the purpose of lowering those costs and to better understand our customers, the perceptions of our products and to ensure complete satisfaction of our suite of products.

•	Currently searching for new company headquarters that will house both our executive offices and the customer call center.

Proprietary and authentic content lies at the core of our business model. Our media offerings introduce customers to us and help establish us as a brander of quality merchandise. Our primary focus is on leveraging our content with branded offerings through various media, catalogs, the Internet, and eventually national retailers. We believe that the content-centric strategy is a competitive advantage and the multi-channel approach allows us the broadest possible consumer reach. It also provides the optimal “context” for us to market products that are appropriate companions to the media.

We will continue to develop products that cater to the consumers buying habits. To this end, we will be adding an exercise category to our media product line-up in 2008. We believe we can establish our exercise category products as a leading brand.

In our direct to consumer business we are open 24 hours a day, offering products on our Internet sites. As we increase the depth of media and knowledge available to our consumers, our Internet presence transforms us from being merely a telephone number on television to a place where customers can order a product after learning everything they may want to know in order to make informed decisions.

Our Intellectual Property

Patents: We do not own any patents, have not applied for any patents and do not expect to make any patent applications, either in the United States or in foreign countries. Our hair-thinning treatment product, ProCede, however, is patented by the inventor in the United States and is protected internationally by a Patent Cooperation Treaty filing, which enables the inventor to file for patent protection in various foreign countries in which we intend to market our ProCede product. We manufacture, market and sell our ProCede product under an exclusive, world-wide license agreement with the inventor. The license expires on March 26, 2011, at which time we have the exclusive right to purchase the product, the formula for the product and all intellectual property rights associated with the product, including the patents and any patent applications pending at that time.

Trademarks: Either we have or the inventor, manufacturer or other person has a trademark registration or application pending in the United States for the products set forth in the following table. Our purchase of the product, marketing agreement or licensing agreement entitles us to use the trademark in marketing the product.

Trademark Registration in effect

ProCede
NASCAR
NASCAR Official Member

Licenses and Royalties:

ProCede – We manufactured, market and sell our hair-thinning product ProCede, under an exclusive world-wide license with the inventor of the product. The inventor is paid a monthly licensing fee during the term of the license, which expires on March 26, 2011. At that time, we have the option to purchase all of the inventor’s right, title, and interest in the product, the formula for the product and all intellectual property relating to the product including the patents and any patents pending, Patent Cooperation Treaty rights and other application, if any, relating to the product. The purchase price allows for credit of all previous license fee payments made to the inventor prior to purchase, plus a perpetual royalty based upon gross sales of the product.

Our Competitive Position

The direct response industry in general is highly competitive. The market leaders fluctuate constantly, as those with the popular products and shows can dominate the airwaves and control media time because they have a product that warrants the purchase of time. In our opinion, no one company has or can claim any stable market share. Because we use multi-channel distribution for our products, we compete with various producers of similar products. We compete directly with companies that generate sales from both long form and short form infomercials. We also compete with a large number of consumer product companies and retailers who have substantially greater financial, marketing and other resources than we have, some of which have commenced or indicated their intent to conduct direct response marketing. There also exists a threat from competitors who attempt to copy a successful product we market and market their copied product at significantly lower prices than we may to sell ours. Products similar to ours may also be sold in department stores, pharmacies, general merchandise stores, over the Internet, in newspapers, magazines and direct mail advertising, thereby diminishing our competitive position. As we are a newer entrant into the direct response market, our opinion is that there are significantly more established direct response companies who are better financed and have more credit and higher revenues than we have. However, we believe that our overall experience in the following areas gives us a competitive advantage over many other companies in the marketplace:

media placement	telemarketing
Proven creative talent	order fulfillment
product sourcing	customer service
direct retailing

In addition, we believe our products are unique, one with patent protection. And we have a large library of infomercial programming.

Our business is evolving and competitive. Larger and better-established entities may acquire, invest in or form joint ventures with our competitors. Many of these entities have longer operating histories and have greater financial and marketing resources than we have. Increased competition from these or other competitors could reduce our revenue and profits. In addition, the smaller businesses we compete against may be able to more effectively personalize their relationships with customers.

We believe the principal competitive factors in the DRTV market are authenticity of information, unique content and distinctiveness and quality of product, brand recognition and price, and distribution capabilities. We believe we compete favorably on all these relevant factors.

We expect industry consolidation to increase competition. As our competitors grow, they may adopt aggressive pricing or inventory policies, which could result in reduced operating margins and loss of market share.

Our success also depends upon the willingness of consumers to purchase products that promote the values we espouse. While we believe our business plan and assumptions are reasonable, the demographic trends on which they are based may change and the current consumption levels may not be sustained. The decrease of consumer interest in purchasing goods that we promote would materially and adversely affect our customer base and revenues and, accordingly, our financial prospects.

Our Employees

As of March 31, 2008, we employed 15 individuals. We believe our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement.

Regulatory Matters

A number of existing and proposed laws restrict disclosure of consumers’ personal information, which may make it more difficult for us to generate additional names for our direct marketing, and restrict our ability to send unsolicited electronic mail or printed materials. Although we believe we are generally in compliance with current laws and regulations and that these laws and regulations have not had a significant impact on our business to date, it is possible that existing or future regulatory requirements will impose a significant burden on us.

We generally collect sales taxes only on sales to residents of states in which we have business relationships such as our call centers. Currently, we collect sales taxes on certain sales to residents of California, Florida and Texas. A number of legislative proposals have been made, from time to time, at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. If legislation is enacted that requires us to collect sales taxes on sales to residents of other states or jurisdictions, sales in our direct to consumer businesses may be adversely affected.

Our business is also subject to a number of other governmental regulations, including the Mail or Telephone Order Merchandise Rule and related regulations of the Federal Trade Commission. These regulations prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail and telephone order sales and require sellers of mail and telephone order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. We are also subject to regulations of the U.S. Postal Service and various state and local consumer protection agencies relating to matters such as advertising, order solicitation, shipment deadlines and customer refunds and returns. In addition, merchandise that we import is subject to import and customs duties and, in some cases, import quotas. We believe we comply with all applicable provisions of those laws and rules.

Available Information

Our corporate website at www.dynamicresponsegroup.com provides information about us, our history, goals and philosophy, as well as certain financial reports and corporate press releases. We believe our website provides us with an opportunity to deepen our relationships with our customers and investors, educate them on a variety of issues, and improve our service. As part of this commitment, we intend to add a link on our corporate website to our Securities and Exchange Commission filings, including our reports on Form 10-K, 10-Q and 8-K and all amendments to such reports. We will make those reports available through our website, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission.

We have included our website addresses only as inactive textual reference, and the information contained on our website is not incorporated by reference into the Form 10-K.

Item 1A.	Risk factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those risks described below that we are presently aware of. Additional risks and uncertainties that we currently deem immaterial may also impair our business operations, and historical results are not necessarily an indication of the future results. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

Changes in general economic conditions could have a material impact on our business

Changes in overall economic conditions that impact consumer spending could also impact our results of operations. Future economic conditions affecting disposable income such as employment levels, consumer confidence, business conditions, stock market volatility, weather conditions, acts of terrorism, threats of war, and interest and tax rates could reduce consumer spending or cause consumers to shift their spending away from our products. If the economic conditions and performance of the retail and media environment worsen, we may experience material adverse impacts on our business, operating results and financial condition.

Increased competition could impact our financial results

We believe that the direct-to-consumer market includes thousands of small, local and regional businesses. Some smaller businesses may be able to more effectively personalize their relationships with customers, thereby gaining a competitive advantage. Although we believe that we do not compete directly with any single company that offers our entire range of merchandise, within each category we have competitors and we may face competition from new entrants. Some of our competitors or our potential competitors may have greater financial and marketing resources and greater brand recognition. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with our competitors. Increased competition from these or other competitors could negatively impact our business.

Changing consumer preferences may have an adverse effect on our business

We target our business at consumers who assign high value to personal development, healthy lifestyles, and ease of use products. A decrease of consumer interest in purchasing goods that promote the values we espouse would materially and adversely affect our customer base and sales revenues and, accordingly, our financial prospects. Further, consumer preferences and product trends are difficult to predict. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences and we may not respond in a timely or commercially appropriate manner to such changes. Failure to anticipate and respond to changing consumer preferences and product trends could lead to, among other things, lower sales of our products, increased merchandise returns and lower margins, which could have a material adverse effect on our business.

Our strategy of offering branded products could lead to inventory risk and higher costs

An important part of our strategy is to feature branded products. These products are sold under their brand names and are manufactured to our specifications. We expect our reliance on branded merchandise to increase. The use of branded merchandise requires us to incur costs and risks relating to the design and purchase of products, including submitting orders earlier and making longer initial purchase commitments.

In addition, the use of branded merchandise limits our ability to return unsold products to vendors, which can result in higher markdowns in order to sell excess inventory. Our commitment to customer service typically results in us keeping a high level of merchandise in stock so we can fill orders quickly. Consequently, we run the risk of having excess inventory, which may also contribute to higher markdowns. Our failure to successfully execute a branded merchandise strategy or to achieve anticipated profit margins on these goods, or a higher than anticipated level of overstocks, may materially adversely affect our revenues.

We offer our customers liberal merchandise return policies. Our consolidated financial statements include a reserve for anticipated merchandise returns, which is based on historical return rates. It is possible that actual returns may increase as a result of factors such as the introduction of new merchandise, changes in merchandise mix or other factors. Any increase in our merchandise returns will correspondingly reduce our revenues.

Acquisitions may harm our financial results

We intend to expand our operations in part through strategic acquisitions. We cannot accurately predict the timing, size and success of our acquisition efforts. Our acquisition strategy involves significant risks that could inhibit our growth and negatively impact our operating results, including the following: our ability to identify suitable acquisition candidates at acceptable prices; our ability to complete successfully the acquisitions of candidates that we identify; our ability to compete effectively for available acquisition opportunities; increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria; diversion of management’s attention to expansion efforts; unanticipated costs and contingent liabilities associated with acquisitions; failure of acquired businesses to achieve expected results; our failure to retain key customers or personnel of acquired businesses and difficulties entering markets in which we have no or limited experience. In addition, the size, timing and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. Consequently, our operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our Class A common stock.

The loss of the services of our key personnel could disrupt our business

We depend on the continued services and performance of our senior management and other key personnel responsibility for the marketing of our suite of products makes it important that we retain key employees, particularly the sales and creative teams.

Our success depends on the value of our brand

Because of our reliance on sales, our success depends on our brands. Building and maintaining recognition of our brands are important to attracting and expanding our customer base. If the value of any brand were adversely affected, we cannot be certain that we will be able to attract new customers, retain existing customers or encourage repeat purchases, and if the value of our brand were to diminish, our revenues, results of operations and prospects would be adversely affected.

Disputes concerning product and intellectual property may adversely affect us

Most of our product offerings are subject to arrangements with third parties pursuant to which we have licensed certain rights, including royalties, distribution, duplication, etc, to use and distribute these goods. Allegations that we do not have rights to use media content and other disputes arising from such arrangements can be costly and may have a material adverse impact on our results.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

As a seller of consumer products, we face an inherent risk of exposure to product liability claims in the event that use of products we sell results in injuries. If such injuries or claims of injuries were to occur, we could incur monetary damages and our business could be adversely affected by any resulting negative publicity. The successful assertion of product liability claims against us also could result in potentially significant monetary damages and, if our insurance protection is inadequate to cover these claims, could require us to make significant payments from our own resources.

We are dependent on third party suppliers for the success of our proprietary products

We are dependent on the success of our products, and we rely on a select group of manufacturers to provide us with sufficient quantities to meet our customers’ demands in a timely manner, produce these products in a humane and safe environment for both their workers and the planet, maintain quality standards consistent with each brand, and meet certain pricing guaranties. Our overseas sourcing of these products continues to increase, and these arrangements carry risks associated with relying on products manufactured outside of the U.S., including political unrest and trade restrictions, currency fluctuations, transportation difficulties, work stoppages, and other uncertainties. In addition, a number of our suppliers are small companies, and some of these vendors may not have sufficient capital, resources or personnel to increase their sales to us or to meet our needs for increased commitments from them. The failure of our suppliers to provide sufficient quantities of our products could decrease our revenues, increase our costs, and damage our customer service reputation.

We rely on communications and shipping networks to deliver our products

Given our emphasis on customer service, the efficient and uninterrupted operation of order-processing and fulfillment functions is critical to our business. To maintain a high level of customer service, we rely heavily on a number of different outside service providers, such as printers, telecommunications companies and delivery companies. Any interruption in services from our principal outside service providers, including delays or disruptions resulting from labor disputes, power outages, human error, adverse weather conditions or natural disasters, could materially adversely affect our business. In addition, freight carriers must ship products that we source overseas to our distribution center, and a work stoppage or political unrest could adversely affect our ability to fulfill our customer orders.

Information systems upgrades or integrations may disrupt our operations or financial reporting

We continually evaluate and upgrade our business intelligence systems, which are critical to our business. These systems assist in processing orders, managing inventory, purchasing and shipping merchandise on a timely basis, responding to customer service inquiries, and gathering and analyzing operating data by business segment, customer, and stock keeping unit (a specific identifier for each different product). We are required to continually update these systems. Furthermore, if we acquire other companies, we will need to integrate the acquired companies’ systems with ours, a process that could be time-consuming and costly. If our systems cannot accommodate our growth or if they fail, we could incur substantial expenses and our business could be adversely affected. To that affect we are also undergoing a new database development process that may take longer than anticipated to incorporate into our current business intelligence model; should that happen we could see adverse effects across all sectors of our business model.

Additionally, our success in E-commerce will depend upon our ability to provide a compelling and satisfying shopping experience. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online technology, and if we are unable to do this, our business could be adversely affected.

A material security breach could cause us to lose sales, damage our reputation or result in liability to us

Our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. Our relationships with our customers may be adversely affected if the security measures that we use to protect personal information such as credit card numbers are ineffective. We currently rely on security and authentication technology that we license from third parties. We may not succeed in preventing all security breaches and our failure to do so could adversely affect our business.

Our systems may fail or limit user traffic, which would cause us to lose sales

We support most of our business through our call centers. Even though we have back up arrangements, we are dependent on these centers to maintain their computer and telecommunications equipment in effective working order and to protect against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain or exceed the capacity of their computer and telecommunications systems and lead to degradations in performance or systems failure. We have experienced capacity constraints and failure of information systems in the past that have resulted in decreased levels of service delivery or interruptions in service to customers for limited periods of time.

Although we continually review and consider upgrades to our technical infrastructure and provide for system redundancies and backup power to limit the likelihood of systems overload or failure, substantial damage to systems or a systems failure that causes interruptions for a number of days could adversely affect our business. Additionally, if we are unsuccessful in updating and expanding our infrastructure, including our call center, our ability to grow may be constrained.

Government regulation of the Internet and E-commerce is evolving and unfavorable changes could harm our business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and E-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, pricing, content, copyrights, distribution, consumer protection, the provision of online payment services and quality of products and services. There is lack of clarity on how existing laws governing issues such as property ownership, sales and other taxes and personal privacy apply to the Internet and E-commerce. Unfavorable resolution of these issues may harm our business.

We may face legal liability for the content contained on our website

We could face legal liability for defamation, negligence, copyright, patent or trademark infringement, personal injury or other claims based on the nature and content of materials that we publish or distribute on our website. If we are held liable for damages for the content on our website, our business may suffer. Allegations of impropriety, even if unfounded, could therefore have a material adverse effect on our reputation and our business.

Relying on our centralized fulfillment center could expose us to losing revenue

Prompt and efficient fulfillment of our customers’ orders is critical to our business. A facility in Dallas, Texas handles our fulfillment functions and some customer-service related operations, such as returns processing. A majority of our orders are filled and shipped from the Dallas facility. Because we rely on a centralized fulfillment center, our fulfillment functions could be severely impaired in the event of fire, extended adverse weather conditions, transportation difficulties or natural disasters. Because we recognize revenue only when we ship orders, interruption of our shipping would diminish our revenues.

We may face quarterly and seasonal fluctuations that could harm our business

Our revenue and results of operations have fluctuated and will continue to fluctuate on a quarterly basis as a result of a number of factors, including the timing of catalog offerings, recognition of costs or net sales contributed by new merchandise, fluctuations in response rates, fluctuations in paper, production and postage costs and expenses, merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in our merchandise mix. In particular, our net sales and profits have historically been higher during the fourth quarter holiday season. We believe that this seasonality will continue in the future.

Postage and shipping costs may increase and therefore increase our expenses

We ship our products to consumers and the cost of shipping is a material expenditure. Postage and shipping prices increase periodically and can be expected to increase in the future. Any inability to secure suitable or commercially favorable prices or other terms for the delivery of our merchandise could have a material adverse effect on our financial condition and results of operations.

Our business is subject to reporting requirements that continue to evolve and change, which could continue to require significant compliance effort and resources.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ, periodically issue new requirements and regulations and legislative bodies also review and revise applicable laws such as the Sarbanes-Oxley Act of 2002. As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses.

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

Our principal executive offices are located in Miami, Florida in 2,400 square feet of general office space. Our existing lease expires October, 2008. It is our intention to relocate our corporate headquarters and house our new customer service center upon expiration of our existing lease. We believe we will be able to find facilities that are adequate to meet our needs and that suitable additional facilities will be available for lease or purchase when, and as, we need them.

Item 3.	Legal proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business. At the present time, we are not engaged in any legal proceedings. We are engaged in an arbitration proceeding with a former employee over claims under his employment agreement. We believe we have adequate defenses against the claims asserted and intend to vigorously defend against such claims.

Item 4.	Submission of matters to a vote of security holders

No matters were brought to a vote of our shareholders in the fourth quarter of the fiscal year ended December 31, 2007.

Part II

Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Stock Price History

Our common stock is listed on the Over-the-Counter Bulletin Board under the symbol “DRGP”. On March 31, 2008, we had 468 shareholders of record and 87,198,066 shares of $0.0001 par value common stock outstanding.

The following table sets forth high and low bid quotations for the quarters indicated and trading volume data for our common stock for the period indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High Bid	Low Bid
Fiscal 2008
First Quarter	$.08	$.02

Fiscal 2007:
Fourth Quarter	$.08	$.04
Third Quarter	$.08	$.07
Second Quarter	$.30	$.25
First Quarter	$.37	$.37

Fiscal 2006:
Fourth Quarter	$.35	$.35
Third Quarter	$.45	$.35
Second Quarter	$1.05	$1.05
First Quarter	$1.00	$1.00

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Our bank line of credit agreement permits, upon advance notification and maintaining of certain financial ratios, payment of dividends to our shareholders. We do not anticipate paying dividends in the near future.

Sales of Unregistered Securities

None.

Item 6.	Selected financial data

The following table sets forth selected operating data.

DYNAMIC RESPONSE GROUP, INC.

(f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,

	2007	2006
Gross revenues	$20,126,837	$12,230,121
Sales returns and allowances	(4,944,036)	(3,056,953)

Net revenues	15,182,801	9,173,168
Cost of revenues	2,527,807	1,612,366

Gross profit	12,654,994	7,560,802

Operating expenses:
Selling expenses	9,813,433	7,212,852
General and administrative	3,594,543	1,635,486
Consulting fees	113,690	621,519
Depreciation	5,514	11,830
Taxes	28,898	73,083

Total operating expenses	13,556,079	9,554,770

Operating loss	(901,085)	(1,993,968)

Other income (expense):
Other income	35,337	8,941
Interest expense	(345,415)	(164,051)
Stock-based compensation	(1,753,020)	—

	(2,063,098)	(155,110)

Net loss	$(2,964,184)	$(2,149,078)

Weighted Common Shares Outstanding:
Basic and diluted	76,918,737	60,834,652

Net loss per common share	$(0.04)	$(0.04)

The following table sets forth selected balance sheet data.

DYNAMIC RESPONSE GROUP, INC.

(f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.)

CONSOLIDATED BALANCE SHEET

December 31, 2007

ASSETS
Current Assets:
Cash	$571,571
Accounts receivable, net	1,656,618
Inventory, net	566,899
Direct response advertising cost	186,463
Other current assets	103,517

Total current assets	3,085,068

Office equipment-net	29,835
Product prototype	10,500
Intangible assets-trademark and patent	1,340,150
Restricted cash	10,000
Other assets	24,188

Total assets	$4,499,741

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$4,253,707
Due to related parties	279,411
Convertible promissory notes	2,166,858

Total current liabilities	6,699,976

Commitments and contingencies

Stockholders’ Deficiency:
Common stock; $.0001 par value, 100,000,000 shares authorized,
85,273,066 issued and outstanding	8,527
Additional paid-in capital	14,317,923
Accumulated deficit	(16,526,685)

Total stockholders’ deficiency	(2,200,235)

Total liabilities and stockholders’ deficiency	$4,499,741

Item 7.	Management’s discussion and analysis of financial condition and results of operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market Risk” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, E-commerce trends, future Internet related taxes, fluctuations in quarterly operating results, consumer trends, customer interest in our products, the effect of government regulation and programs and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included elsewhere in this document. This section is designed to provide information that will assist readers in understanding our consolidated financial statements, changes in certain items in those statements from year to year, the primary factors that caused those changes and how certain accounting principles, policies and estimates affect the consolidated financial statements.

Overview and Outlook

Our business sells directly to consumers, both domestically and abroad. During 2007 we generated gross revenues of $20.1 million, up from $12.3 million during 2006, reflecting an 60.8% increase. This increase reflects our successful roll-out of Riddex Plus, Legends of Soul and The Official NASCAR Club.

We believe our growth will be driven by new innovative products, delivered to the consumer via broadcast, catalog, Internet, retailers, and international licensing. We have increased our focus on our content creation and distribution, which strategically provides increased branding opportunities, significantly higher operating contribution and greater mainstream penetration. We plan to invest in our businesses over the next two years to better capitalize on strong relationships with our loyal consumer audience and growing broadband. This will allow us to focus on better leveraging our sales.

We believe a number of factors are important to our long-term success, including building our brands, increasing international growth by expanding into new markets primarily through license arrangements, extending our product lines into wellness/exercise and cookware products, and enhancing our multimedia platform through new media opportunities, initiatives and acquisitions.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires us to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements in Item 8 of this Form 10-K summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

We believe the following to be critical accounting policies whose application has a material impact on our financial presentation, and involve a higher degree of complexity, as they require us to make judgments and estimates about matters that are inherently uncertain.

Allowances for Doubtful Accounts and Product Returns

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

We record allowances for product returns to be received in future periods at the time we recognize the original sale. We base the amounts of the returns allowances upon historical experience and future expectations.

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles mainly consist of customer and marketing related assets. We no longer amortize goodwill, but instead we review it for impairment annually or more frequently if impairment indicators arise, on a reporting unit level. We compare the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, we perform the goodwill impairment test to measure the amount of impairment loss. The annual process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	2007	2006
Net revenue	100.0%	100.0%
Cost of goods sold	12.6%	13.1%

Gross profit	62.9%	61.8%

Expenses:
Selling and operating	48.8%	58.9%
Corporate, general and administration	17.9%	13.4%

Total expenses	67.4%	78.1%

(Net Loss)	(14.7)%	(17.6)%
Other income (expense), net	.17%	.04%

Net loss per common share	(.04)	(.04)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net revenue. Net revenue increased $6.01 million, or 60.4%, to $20.1 million during 2007 from $12.2 million during 2006. During the year, we added three new product offerings. This increase primarily reflects the continued success of our direct response marketing revenues.

Gross profit. Gross profit increased $5.09 million, or 59.7%, to $12.65 million during 2007 from $7.5 million during 2006. As a percentage of net revenue, gross profit increased slightly to 83.4% during 2007 from 82.4% during 2006.

Selling and operating expenses. Selling and operating expenses increased $2.6 million, to $9.8 million during 2007 from $7.2 million during 2006, resulting primarily from increased sales and personnel, advertising, and marketing programs.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $1.9 million, to $3.6 million during 2007 from $1.6 million during 2006, primarily due to our planned investments to support the increased revenue base.

Net income. Net loss increased $.8 million, to $2.9 million during 2007 from $2.1 million during 2006 with the increase of sales of over 60.7%. Earnings per share stayed even. The above factors improved our financial performance over 2006.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to the development of our Internet platforms and new products, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, the ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them. Additionally, we will continue to pursue opportunities to expand our suite of products, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
	2007	2006
Net cash provided by (used in):
Operating activities	$(86,697)	$1,224,414)
Investing activities	(308,349)	(337,650)
Financing activities	602,496	1,202,017

Net (decrease) increase in cash and cash equivalents	$207,450	$(360,047)

We believe our available cash, cash expected to be generated from operations, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, strategic relationship and other business combination opportunities for new products. For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Contractual Obligations

We have commitments pursuant to lease agreements, but do not have any outstanding commitments pursuant to long-term debt obligations or purchase obligations.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 8.	Financial statements and supplementary data

Report of independent registered public accounting firm

Consolidated balance sheets

Consolidated statements of operations

Consolidated statement of shareholders’ equity

Consolidated statements of cash flows

Notes to consolidated financial statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table identifies our directors and executive officers, their ages, the positions each holds and, if a director, the first year he or she became a director.

Name	Age	Position(s)	Director since
Joseph I. Emas	53	Director	2007
Melissa K. Rice	47	Director and Chief Executive Officer	2007

Joseph I. Emas is a director. He is licensed to practice law in Florida, New Jersey and New York. Mr. Emas specializes in securities regulation, corporate finance, mergers and acquisitions and corporate law. He has been practicing attorney specializing in securities regulations. In 1994, Mr. Emas was an Adjunct Professor of Law at Nova Southeastern Shepard Broad Law School. Mr. Emas received the William Smith Award, Pro Bono Advocate for Children in 2000 and the 2006 Child Advocacy Award in Florida and is the author of “Update of Juvenile Jurisdiction Florida Practice in Juvenile Law.” Mr. Emas was been a member of the Juvenile Court Rules Committee for the State of Florida from 1999 through 2006, and currently sits on the Florida Child Advocacy Committee. Mr. Emas earned an Bachelor of Arts degree, with honors, (1977) from University of Toronto, a Bachelor of Administrative Studies degree, with distinction, (1984) from York University in Toronto, a Juris Doctor degree, cum laude, (1994) from Nova Southeastern Shepard Broad Law School in Davie, Florida and a Master of Laws degree in Securities Regulation (1995) from Georgetown University Law Center.

Melissa K. Rice is a director and our Chief Executive Officer since April 2007. She has an extensive background in business and is also licensed to practice law in Florida. Ms. Rice has been practicing attorney specializing in securities regulations and corporate transactions, assisting emerging companies in debt and equity financing, as well as providing general corporate governance advice to emerging companies from October 2000 to the present. Ms. Rice earned a Bachelor of Science degree in Marketing from the University of Tampa, a Juris Doctor degree from Stetson School of Law in St. Petersburg, Florida and a Masters of Business Administration from Stetson University in Deland, Florida.

Section 16(a) Beneficial Ownership Reporting Compliance.

No person who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of our common stock has furnished to us Forms 3, 4 and 5, and amendments thereto, or filed such reports and amendments with the U.S. Securities and Exchange Commission, during our 2007 fiscal year.

Code of ethics.

We do not have a code of ethics.

Audit committee.

We do not have an audit committee.

Procedures for stockholders to nominate directors.

We have not adopted any procedures whereby stockholders may nominate persons for election as directors.

Item 11.	Executive Compensation

The following table sets forth the compensation we have paid to (i) our current and former chief executive officers during the last fiscal year, (ii) our two most highly compensated other executive offers who were executive officers at the end of the last fiscal year whose compensation exceeded $100,000 and (iii) our two most highly compensated other executive officers who were not executive officers at the end of the last fiscal year whose compensation exceeded $100,000.

Name and principal position	Year	Salary	Bonus	Stock Award	All other compensation	Total
Melissa K. Rice	2007	$225,000		650,000 shares	$10,800	$235,800
Chief Executive and Principal Accounting Officer
Kevin Sepe	2006	$144,000				$144,000
Chief Executive Officer	2005	$144,000	$65,000			$209,000
Ken Oxsalida	2006	$132,837				$132,837
President	2005	$97,510	$35,000			$132,510

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned at March 31, 2008 by:

•	each of our directors and executive officers, and

•	our directors and executive officers as a group.

The address of our directors and executive officers is our address. We are not aware of any person or “group”, as defined in the Regulation S-K, who owned five percent or more of our common stock at March 31, 2008. We believe each person identified in the table has sole voting and investment power over the shares he or she owns, except as noted.

Name	Number of shares	Percentage
Melissa K. Rice	2,368,000	2.66%
Joseph I. Emas	2,150,000	2.41%
All directors and officers as a group (2 persons)	4,518,000	5.07%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have not entered into any transactions with our directors and executive officers during 2007, other than transactions arising out of our employer-employee relationship with them.

Item 14.	Principal Accountant Fees and Services

The following table sets forth amounts we have been billed with respect to 2006 and 2007 for certain services provided by our independent accountant.

Service	2006	2007
Audit	$35,000	$40,000
Review of unaudited financial statements	—	$30,000
Audit-related fees	—	—
Tax compliance, tax advice and tax planning	—	—
All other services	—	—

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Financial Statement Schedules.

Schedule II Consolidated Valuation and Qualifying Accounts.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this report as indicated below:

21.	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act.

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes–Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes–Oxley Act.

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes–Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Response Group, Inc.

By:	/s/ Melissa K. Rice
Melissa K. Rice, Principal Executive Officer

Date:	March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature, Name and Position:	Date:

/s/ Melissa K. Rice	March 31, 2008
Melissa K. Rice, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

/s/ Joseph I. Emas	March 31, 2008
Joseph I. Emas
Director

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.,

AND SUBSIDIARIES

FINANCIAL STATEMENTS

DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of Dynamic Response Group, Inc. f/ka/ Youth Enhancement Systems, Inc., and Subsidiaries

We have audited the accompanying balance sheet of Dynamic Response Group, Inc. f/k/a Youth Enhancement Systems, Inc., and Subsidiaries as of December 31, 2007 and the related statements of operations, changes in shareholders’ deficiency and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Response Group, Inc. f/k/a Youth Enhancement Systems, Inc., and Subsidiaries as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
March 28, 2008

DYNAMIC RESPONSE GROUP, INC.

(f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.)

CONSOLIDATED BALANCE SHEET

December 31, 2007

ASSETS
Current Assets:
Cash	$571,571
Accounts receivable, net	1,656,618
Inventory, net	566,899
Direct response advertising cost	186,463
Other current assets	103,517

Total current assets	3,085,068
Office equipment-net	29,835
Product prototype	10,500
Intangible assets-trademark and patent	1,340,150
Restricted cash	10,000
Other assets	24,188

Total assets	$4,499,741

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$4,253,707
Due to related parties	279,411
Convertible promissory notes	2,166,858

Total current liabilities	6,699,976
Commitments and contingencies
Stockholders’ Deficiency:
Common stock; $.0001 par value, 100,000,000 shares authorized, 85,273,066 issued and outstanding	8,527
Additional paid-in capital	14,317,923
Accumulated deficit	(16,526,685)

Total stockholders’ deficiency	(2,200,235)

Total liabilities and stockholders’ deficiency	$4,499,741

See Notes to Consolidated Financial Statements

DYNAMIC RESPONSE GROUP, INC.

(f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,

	2007	2006
Gross revenues	$20,126,837	$12,230,121
Sales returns and allowances	(4,944,036)	(3,056,953)

Net revenues	15,182,801	9,173,168

Cost of revenues	2,527,807	1,612,366

Gross profit	12,654,994	7,560,802

Operating expenses:
Selling expenses	9,813,433	7,212,852
General and administrative	3,594,543	1,635,486
Consulting fees	113,690	621,519
Depreciation	5,514	11,830
Taxes	28,898	73,083

Total operating expenses	13,556,079	9,554,770

Operating loss	(901,085)	(1,993,968)

Other income (expense):
Other income	35,337	8,941
Interest expense	(345,415)	(164,051)
Stock-based compensation	(1,753,020)	—

	(2,063,098)	(155,110)

Net loss	$(2,964,184)	$(2,149,078)

Weighted Common Shares Outstanding:
Basic and diluted	76,918,737	60,834,652

Net loss per common share	$(0.04)	$(0.04)

See Notes to Consolidated Financial Statements

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIENCY

	Preferred Stock				Original Common Stock		New Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total
	Shares	Series A	Shares	Series B	Shares	Amount	Shares	Amount
Balance at December 31, 2005	1,855,600	1,838,100	1,343,500	1,035,927	56,313,607	5,632	—	—	7,567,952	(11,413,422)	(965,811)
Cancellation of Series A Preferred Stock and reissuance of new Common Stock	(1,855,600)	(1,838,100)				—	1,855,600	1,855	1,836,245		—
Cancellation of Series B Preferred Stock and reissuance of new Common Stock			(1,343,500)	(1,035,927)		—	1,343,500	1,343	1,034,584		—
Cancellation of original Common Stock for new Common Stock					(56,313,607)	(5,632)	56,313,607	2,433	3,199		—
Proceeds from merger						—	4,020,040	722	824,000		824,722
Proceeds from exercise of warrants						—	1,822,950	182	893,728		893,910
Net loss										(2,149,078)	(2,149,078)

Balance at December 31, 2006	—	$—	—	$—	—	$—	65,355,697	$6,535	$12,159,708	$(13,562,501)	$(1,396,257)
Shares issued to investor	—	—				—	391,000	39	82,599		82,638
Fair value of share issued for services							12,268,057	1,227	1,215,294		1,216,521
Compensation to officers and employees							4,750,000	475	536,025		536,500
Shares issued in connection with warrants						—	629,007	63	(63)		—
Shares issued in connection of accrued liabilities						—	1,879,305	188	324,360		324,548
											—
Net loss										(2,964,184)	(2,964,184)

Balance at December 31, 2007	—	$—	—	$—	—	$—	85,273,066	$8,527	$14,317,923	$(16,526,685)	$(2,200,235)

See Notes to Consolidated Financial Statements

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,964,184)	$(2,149,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for consulting services	1,753,020	—
Issuance of common stock in settlement of accrued liabilities	324,548	—
Depreciation	5,514	11,830
Provision for returns	84,066	78,712
Provision for doubtful accounts	100,000	212,000
Changes in operating assets and liabilities:
Accounts receivable	(804,882)	(921,877)
Inventory	(306,064)	(7,136)
Prepaid Expenses and other asset	(29,899)	(67,827)
Capitalized direct response advertising cost	(186,463)	—
Other assets	(1,023)	(2,950)
Accounts payable and accrued expenses	1,659,259	1,777,859
Due to related party	279,411	—
Accrued interest on notes payable to related parties	—	(155,947)

Net cash used in operating activities	(86,697)	(1,224,414)

Cash flows used in investing activity:
Purchase of office equipment	(35,349)	—
Purchase of prototype	(10,500)	—
Payments toward patent agreement	(262,500)	(337,650)

Net cash used in investing activity	(308,349)	(337,650)

Cash flows from financing activities:
Repayment of loans payable	—	(357,508)
Repayment of related party loans	—	(176,952)
Proceeds from issuance of shares	82,638	—
Proceeds from issuance of convertible promissory notes	619,858	410,000
Proceeds from merger	—	824,000
Proceeds from exercise of warrants	—	673,786
Repayment of promissory note	(100,000)	(100,000)
Payments of financing fees	—	(71,309)

Net cash provided by financing activities	602,496	1,202,017
Net increase (decrease) in cash	207,450	(360,047)
Cash, beginning of year	364,121	724,168

Cash, end of year	$571,571	$364,121

Supplemental disclosures of cash flow information:
Cash paid for taxes	$28,898	$73,083

Cash paid for interest	$264,930	$437,204

Non-cash financing activities:
Issuance of shares for consulting services	$1,753,020	$—

See Notes to Consolidated Financial Statements

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 – NATURE OF BUSINESS

Dynamic Response Group, Inc. f/k/a Youth Enhancement Systems, Inc., (the Company), is a leading innovative strategic marketing company engaged in the business of Electronic & Multi Media Retailing, including print, radio, television and the internet and considers itself an emerging leader in the use of direct response transactional television programming, known as infomercials, to market consumer products.

In March 20, 2007, the Company had obtained majority shareholder approval to change its name to Dynamic Response Group, Inc. The name change was effective immediately. The company formally started the legal process to change its name by filing its Articles of Amendment with the state of Florida. This change was made to better describe the Company’s global business model as a leading direct response marketer of its proprietary products and services throughout the world.

NOTE 2 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements include the results of operations of all subsidiaries over which the Company holds a 100% interest. The results of operations of these companies are accounted for using the consolidated method of accounting. All material inter-company accounts and transactions have been eliminated.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue recognition

The Company recognizes product revenue, net of estimated sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements” which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured. In addition, the Company recognizes product revenue in accordance with Statement of Financial Accounting Standard (SFAS) No. 48 “Revenue Recognition When Right of Return Exists”. This statement requires that in order to recognize revenue at the point of sale when the buyer has a return privilege, the amount of future returns must be reasonably estimable by the seller company.

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximates fair value at December 31, 2007 due to the relatively short maturity of the instruments. The carrying value of long-term debt and convertible promissory notes approximates fair value at December 31, 2007 based upon terms available for companies under similar arrangements.

Cash and cash equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Restricted cash

In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A “Current Assets and Current Liabilities”, cash which is restricted as to withdrawal is considered a noncurrent asset. Restricted cash consists of a reserve for credit card processing of approximately $10,000, which the Company holds in a separate escrow account as required by its third party inventory fulfillment center.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2007, the provision for doubtful accounts was approximately $100,000.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes down inventory during the period in which such products are considered no longer effective. During 2007, the Company has written down approximately $ 70,000 for inventory.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Intangible assets

The Company accounts for intangible assets in accordance with SFAS 142 “Goodwill and Other Intangible Assets”. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset.

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

Shipping and handling costs

Shipping and handling costs are included in cost of revenues in accordance with guidance established by the Emerging Issues Task Force (EITF) No. 00-10, “Accounting for Shipping and Handling Costs.” EITF 00-10 permits companies to adopt a policy of including shipping and handling costs in cost of sales or other income statement line items.

Advertising

Advertising costs are expensed as incurred, except for direct response advertising. Direct response advertising consists primarily of costs associated with eliciting sales to customers, principally the direct response television advertising, and the e-commerce catalog mailings. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 93-7, Reporting on Advertising Costs, these capitalized direct response advertising costs are amortized over the period during which the future benefits are expected to be received, generally six to twelve months.

The Company incurred advertising expenses of $ 5,252,100 and $5,665,926 during 2007 and 2006, respectively. The Company capitalized direct response advertising cost of approximately $186,000.

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Provision for Returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, the Company has accepted product returns. The Company estimates its provision for product returns to amount to approximately $84,000 at December 31, 2007. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

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

New accounting pronouncements

Fair value measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Accounting for uncertainty in income taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06–3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06–3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06–3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06–3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

FSP FAS 123(R)-5

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS No. 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on the Company results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS No. 159.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that anoncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.

SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 141(R) could have on its consolidated financial statements.

SAB No. 110

On December 21, 2007 the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), which, effective January 1, 2008, amends and replaces SAB No. 107, Share-Based Payment. SAB No.110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB No. 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB No. 110 could have on its financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables due from individuals. The balance at December 31, 2007 is $1,656,618, which is shown net of allowances for doubtful accounts and product returns of approximately $184,000.

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 5 – INVENTORIES

Inventories at December 31, 2007 consist of the following:

Finished goods	$637,535
Reserves	(70,636)

Inventory, net	$566,899

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation at December 31, 2007 consist of the following:

Computer	$31,412
Equipment	—
Furniture & fixtures	3,937

35,349
Accumulated depreciation	(5,514)

Property and equipment, net	$29,835

Depreciation expense totaled $5,514 and $11,830 during 2007 and 2006, respectively.

NOTE 7 – INTANGIBLE ASSETS

In April 2003, the Company entered into a five-year agreement to purchase a patent. The agreement requires monthly payments in the amount of $25,000 be made to the inventor of the formula used in the production of the Company’s main product, Procede. These payments give the Company the exclusive right to the formula.

In March 2006, the agreement was amended to extend the expiration date an additional five years. Upon the completion of the contract in March 2011, the Company has to the option to purchase the patent, formula and related rights. At that time, all fees paid to the inventor would be credited toward the total purchase price of $5,000,000.

As of December 31, 2007, $1,340,150 has been paid in accordance with the agreement.

No amortization expense has been recorded in-conjunction with this agreement as the Company does not own the rights to the formula or patent but is making payments toward them. Upon completion of the contract, the patent will be amortized based upon its estimated remaining life.

During 2007, the Company paid out $10,500 toward training and exercise equipment prototypes to be used for upcoming product releases. No impairment loss has been recorded in connection with these prototypes as of December 31, 2007.

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 8 – ACCRUED COMPENSATION

Accrued compensation consists of unpaid wages to officers and consultants. Accrued compensation in the amount of $ 279,411 was recorded as of December 31, 2007.

NOTE 9 – PROMISSORY NOTE

On June 27, 2005, the Company issued a promissory note to an investor with a principal amount of $200,000. The note bears interest at 15% per annum, with both interest and principal payable monthly. As of December 31, 2007, the Company has paid the principal balance due in full.

Interest expense totaled $4,980 and $14,408 during 2007 and 2006, respectively.

NOTE 10 – CONVERTIBLE NOTES

The Company issued convertible notes amounting to $619,858 during 2007. The total convertible notes as of December 31, 2007 is $2,166,858. The convertible notes bear interest at 15% per annum. The convertible notes are can be converted at the rate of $1.00 per share. The convertible notes are unsecured and mature at the end of 2007 and in early 2008. Expiration terms for the convertible notes have been extended and will mature during 2009 or 2010.

Interest expense associated with the convertible notes totaled $264,930 and $149,643 during 2007 and 2006 respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

In connection with a private placement of the Common Stock in 2005, 142,000 warrants were issued. The warrants issued have terms between one and three years and allow the holder to purchase an equal amount of shares of common stock, with an exercisable price of $1.00. The Company determined that fair value of the warrants issued using the Black-Scholes model with the following assumptions: a volatility factor of 110.35%, a risk free interest rate of 3.84% and a dividend rate of 0.00%. Based on this, the valuation of the warrants was considered immaterial.

After the merger in June 2006, the Company cancelled all original issuances of common stock and exchanged them with shares of the new merged entity’s common stock.

The Company paid financing fees and related expenses of $0 and $71,309 during 2007 and 2006. The financing fees and related expenses have been recorded as a direct reduction of additional paid-in-capital

During 2007, the Company issued 391,000 shares of common stock to qualified investors, and generated proceeds of $82,638 in connection with the issuance of the shares.

During 2007, the Company issued 12,268,057 shares of common stock as compensation for services rendered. The total fair value at issuance date is approximately $1,216,521.

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

During 2007, the Company issued 4,750,000 shares of common stock as compensation for officers and employees. The total fair value at issuance date is approximately $536,500.

During 2007, the Company issued 1,879,305 shares of common stock in connection with the settlement of accrued liabilities. The total amount of liabilities released amounted to $324,548.

During 2007, the Company issued 629,007 shares of common stock in connection with the exercise of warrants.

Series A Preferred Stock

The Series A Preferred Stock consists of 2,000,000 shares authorized, with 1,855,600 shares issued and outstanding as of December 31, 2005. In connection with the private placement of the Series A Preferred Stock, the Company also issued 2,039,600 warrants in 2004. These warrants have a term of five years from date of issuance and allow the holder to purchase and equal amount of shares of common stock, with an exercisable price of $0.80. After the merger in June 2006, each share of Series A Preferred Stock was exchanged into one share of the new merged Company’s common stock. In addition, the warrants issued in conjunction with the private placement of the Series A Preferred Stock are still in effect as of December 31, 2007.

The Company determined that fair value of the warrants issued using the Black-Scholes model with the following assumptions: a volatility factor of .01%, five year warrant term from the date of issuance, and a risk free interest rate of 3.84%. Based on this, the valuation of the warrants was considered immaterial.

Series B Preferred Stock

The Series B Preferred Stock consists of 2,000,000 shares authorized, with 1,343,500 shares issued and outstanding as of December 31, 2005. In connection with the private placement of the Series B Preferred Stock, the Company also issued 2,214,347 warrants. These five-year warrants allow the holder to purchase an equal amount of shares of common stock, with an exercisable price of $1.00.

All Series B Preferred Stock was exchanged after the merger into an equal number of shares of the merged Company’s new common stock. All warrants issued with respect to the Series B Preferred Stock are still in effect as of December 31, 2007.

Service Warrants

During 2005, the Company issued warrants to certain consultants. The exercise price of the warrants ranges from $0.001 to $1.00. The warrants expire at various dates in 2009 and 2010. There were no warrants issued during 2006 or 2007.

The fair value of the warrants issued was based on Black-Scholes model using the following assumptions: a volatility factor of 110.35%, five year warrant term from date of issuance and a risk free interest rate of 3.84%.

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

The fair value of the warrants issued for services amounted $394,000 during 2005. There was no change in the valuation of these warrants as of December 31, 2006 or 2007.

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2006 consists of the following:

	2007	2006
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(1,200,495)	(455,000)
State	—
Tax (benefit) from the decrease in valuation allowance	1,200,495	455,000

Provision (benefit) for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	35.0%
Decrease in valuation allowance	(81.0)%
State income taxes	5.5%
Other	—%
Valuation allowance	(40.5)%

Effective tax rate	(0.0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2007
Net operating loss-carryforwards	$16,500,000
expiring between 2019-2027	—
Depreciation and amortization	—
Other	—

Deferred income tax asset	$16,500,000

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

The net deferred tax assets and liabilities are comprised of the following:

2007
Deferred tax assets:	$—
Current	—
Non-current	6,682,500
Less: valuation allowance	(6,682,500)

Net deferred income tax asset	$—

NOTE 12 – COMMITMENTS

Lease commitments:

The Company has entered into noncancellable operating leases for its corporate offices. The leases expire in October 2008. Rental expense was approximately $150,000 and $139,000 for the years ended December 31, 2007 and 2006, respectively.

At December 31, 2007 total minimum rentals under operating leases with remaining noncancellable lease terms of more than one year were as follows:

Year Ending:
2008	$93,735

Formula Commitments:

On April 8, 2003, the Company entered into a binding letter of intent (LOI) with the inventor of the formula that is used in the manufacture of the Company’s Procede product line. The amended terms of the LOI require the Company to pay the inventor a monthly fee of $25,000 through March 2011 for the license of the formula and all of its rights.

Upon the expiration of the amended LOI, the Company will have the exclusive right to purchase the formula and its patent in March 2011 for an amount equally to $5,000,000 less any amount previously paid by it under the aforementioned LOI. Upon the closing, the inventor will transfer all rights, title and interest in and to the formula and all intellectual rights property rights associated therewith including, but not limited to, the patent and other applications. The Company agrees to pay the inventor a 1% perpetual royalty based on the worldwide gross sales of the formula each calendar quarter.

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

At December 31, 2007 total amounts to be paid toward the purchase under the agreement are as follows:

Year Ending
2008	$300,000
2009	300,000
2010	300,000
2011	75,000

$975,000

State Sales Tax

The Company is delinquent in the remittance of sales tax payments for periods prior to March 2007 to two states. The Company has entered into an agreement to repay the sales tax with the State of Florida, which calls for monthly payments of $2,780.68, which include principal, interest and penalties for a period of 48 months, with the last payment due on October 17, 2011 . The total amount to be paid toward delinquent sales tax, which includes penalties and interest, is as follows: The Company is currently working with the State of Texas to complete a similar arrangement. The total principal balance due to the State of Texas is $83,697, without penalty or interest.

Year Ending
2008	$33,368
2009	33,368
2010	33,368
2011	27,807

$127,911

The Company is currently working with the State of Texas to complete a similar arrangement. The total principal balance due to the State of Texas is $83,697, without penalty or interest

NOTE 14 – LEGAL

The Company is subject to claims and lawsuits in the ordinary course of business. In the opinion of management, the Company is adequately covered by insurance. If not insured, management believes such matters will not, in the aggregate, have a material adverse impact upon the Company’s financial position, results of operations, or cash flows.

In June 2007, a lawsuit was filed against the Company alleging that it had committed acts of common law fraud in connection with certain alleged marketing statements. The case was ultimately dismissed pursuant to the terms of a confidential settlement.