Form 10-Q
period 2008-03-31
Dynamic Response Group, Inc.
filed 2008-05-15
CIK 1098685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

COMMISSION FILE NUMBER: 000-28201

DYNAMIC RESPONSE GROUP, INC.

(Exact name of Registrant as specified in charter)

FLORIDA	52-2369185
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4770 Biscayne Boulevard, Suite 1400, Miami, FL, 33137

(Address of principal executive offices) (ZIP Code)

305-576-6889

(Registrant’s telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2008 was 90,548,066 shares.

PART I– FINANCIAL INFORMATION

Item 1. Financial Statements

Dynamic Response Group, Inc.

Consolidated Balance Sheets

March 31, 2007 and 2008 (Unaudited)

	March 31, 2008	December 31, 2007
ASSETS

Current Assets:
Cash	$145,666	$571,571
Accounts receivable, net	2,009,333	1,656,618
Inventory, net	596,803	566,899
Direct response advertising cost	299,192	186,463
Deferred tax asset	231,308	—
Other current assets	13,610	103,517

Total current assets	3,295,911	3,085,068

Office equipment-net	26,889	29,835
Product prototype	10,500	10,500
Intangible assets-trademark and patent	1,415,150	1,340,150
Restricted cash	10,000	10,000
Other assets	24,188	24,188

Total assets	$4,782,639	$4,499,741

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$4,487,118	$4,253,707
Due to related parties	248,676	279,411
Convertible promissory notes	2,166,858	2,166,858

Total current liabilities	6,902,652	6,699,976

Commitments and contingencies

Shareholders’ Deficiency:
Common stock; $.0001 par value, 100,000,000 shares authorized, 85,273,066 issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	8,527	8,527
Additional paid-in capital	14,317,923	14,317,923
Accumulated deficit	(16,446,463)	(16,526,685)

Total shareholders’ deficiency	(2,120,013)	(2,200,235)

Total liabilities and shareholders’ deficiency	$4,782,639	$4,499,741

The accompanying notes are an integral part of these financial statements.

Dynamic Response Group, Inc.

Statements of Operations

For The Three Month Period Ended March 31, 2007 and 2008 (Unaudited)

	2008	2007
Gross revenues	$10,007,985	$4,352,903
Sales returns and allowances	(1,985,684)	(870,581)

Net revenues	8,022,301	3,482,322

Cost of revenues	1,990,851	950,403

Gross profit	6,031,450	2,531,919

Operating expenses:
Selling expenses	3,287,788	1,300,586
General and administrative	2,517,676	1,064,116
Consulting fees	106,836	—
Depreciation	2,946	—
Taxes	105,203	—

Total operating expenses	6,020,449	2,364,702

Income from operations	11,001	167,217

Other income (expense):
Other income	10,279	9,955
Interest expense	(72,366)	(104,985)

	(62,087)	(95,030)

Income (loss) before benefit from income tax	(51,086)	72,187

Benefit from income tax	231,308	225,000

Net income	$180,222	$297,187

Weighted common shares outstanding:
Basic and diluted	85,273,066	66,713,191

Net income (loss) per common share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

Dynamic Response Group, Inc.

Statement of Cash Flows

(Unaudited)

	For the Three Months March 31,
	2008	2007
Cash flows from operating activities:
Net income	$180,222	$297,187
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,946	—
Provision for returns	20,000	20,000
Provision for doubtful accounts	223,000	100,000
Changes in operating assets and liabilities:
Accounts receivable	(575,715)	17,632
Inventory	(49,904)	(182,661)
Prepaid expenses and other asset	89,908	(2,213)
Capitalized direct response advertising cost	(112,729)	—
Deferred taxes	(231,308)	(225,000)
Other assets	—	(5,000)
Accounts payable and accrued expenses	133,411	(412,294)
Due to related party	(30,735)	—

Net cash used in operating activities	(350,905)	(392,349)

Cash flows used in investing activity:
Payments toward patent agreement	(75,000)	(37,500)

Net cash used in investing activity	(75,000)	(37,500)

Cash flows from financing activities:
Repayment of loans payable	—	(20,000)
Proceeds from issuance of convertible promissory notes	—	300,983
Repayment of promissory note	—	(52,500)
Payments of financing fees	—	(40,100)

Net cash provided by financing activities	—	188,383

Net decrease in cash	(425,905)	(241,466)

Cash, beginning of year	571,571	364,121

Cash, end of year	$145,666	$122,655

Supplemental disclosures of cash flow information:
Cash paid for taxes	$72,366	$—

Cash paid for interest	$105,203	$104,985

The accompanying notes are an integral part of these financial statements.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 1 - NATURE OF BUSINESS

Dynamic Response Group, Inc., (the Company), is a leading innovative strategic marketing company engaged in the business of Electronic & Multi Media Retailing, including print, radio, television and the internet and considers itself an emerging leader in the use of direct response transactional television programming, known as infomercials, to market consumer products.

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying condensed consolidated financial statements include the results of operations of all subsidiaries over which the Company holds a 100% interest. The results of operations of these companies are accounted for using the consolidated method of accounting. All material inter-company accounts and transactions have been eliminated.

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

Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts receivable, inventory, accounts payable and accrued expenses approximates fair value at March 31, 2008 and December 31, 2007 due to the relatively short maturity of the instruments. The carrying value of long-term debt and convertible promissory notes approximates fair value at March 31, 2008 and December 31, 2007 based upon terms available for companies under similar arrangements.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Revenue recognition

The Company recognizes product revenue, net of estimated sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statements" which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured. In addition, the Company recognizes product revenue in accordance with Statement of Financial Accounting Standard (SFAS) No. 48 “Revenue Recognition When Right of Return Exists”. This statement requires that in order to recognize revenue at the point of sale when the buyer has a return privilege, the amount of future returns must be reasonably estimable by the seller company.

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

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. As of March 31, 2008 and December 31, 2007, the provision for doubtful accounts was approximately $223,000 and $100,000, respectively.

Inventories

The Company’s inventory consists of finished goods. Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes down inventory during the period in which such products are considered no longer effective. For the three months ended March 31, 2008 and 2007, the Company has written down $0 and $0, respectively.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

Provision for Returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, the Company has accepted product returns. The Company estimates its provision for product returns to amount to approximately $20,000 for the three months ended March 31, 2008 and 2007. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Shipping and handling costs

Shipping and handling costs are included in cost of revenues in accordance with guidance established by the Emerging Issues Task Force (EITF) No. 00-10, “Accounting for Shipping and Handling Costs.” EITF 00-10 permits companies to adopt a policy of including shipping and handling costs in cost of sales or other income statement line items.

Advertising

Advertising costs are expensed as incurred, except for direct response advertising. Direct response advertising consists primarily of costs associated with eliciting sales to customers, principally the direct response television advertising, and the e-commerce catalog mailings. In accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 93-7, “Reporting on Advertising Costs”, these capitalized direct response advertising costs are amortized over the period during which the future benefits are expected to be received, generally six to twelve months.

The Company incurred advertising expenses of $2,909,888 and $1,995,828 during 2008 and 2007, respectively. The Company capitalized direct response advertising costs of approximately $112,729 during the three months ended March 31, 2008. The balance of deferred advertising costs as of March 31, 2008 is $299,192.

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

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Stock compensation expense

The Company accounts for stock compensation expense under Financial Accounting Standard Board (FASB) Staff Position (FSP) FAS 123(R)-5, which was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.

New accounting pronouncements

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

Reclassifications

Certain amounts in prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year condensed consolidated financial statements.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables due from individuals. The balance at March 31, 2008 and December 31, 2007 is $2,009,333 and $1,656,618, respectively, which are shown net of allowances for doubtful accounts and product returns of approximately $223,000 and $100,000.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 5 - INVENTORIES

Inventories at March 31, 2008 and December 31, 2007 consist of the following:

	2008	2007
Finished goods	$616,803	$637,535
Reserves	(20,000)	(70,636)

Inventory, net	$596,803	$566,899

NOTE 6- CONVERTIBLE NOTES

The total convertible notes as of March 31, 2008 and December 31, 2007 was $2,166,858. The convertible notes bear interest at 15% per annum. The convertible notes are can be converted at the rate of $1.00 per share. The convertible notes are unsecured and mature at the end of 2007 and in early 2008. Expiration terms for the convertible notes have been extended and will mature during 2009 or 2010.

NOTE 7 – INCOME TAXES

The benefit from income taxes from continued operations for the three months ended March 31, 2008 and 2007 consists of the following:

	2008	2007
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(251,542)	(225,000)
State	—	—
Benefit from the decrease in valuation allowance	20,434	—

Benefit for income taxes, net	$(231,308)	$(225,000)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	35.0%
Decrease in valuation allowance	(81.0)%
State income taxes	5.5%
Other	—%
Valuation allowance	(40.5)%

Effective tax rate	(0.0)%

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2008
Net operating loss-carryforwards	$16,577,771
expiring between 2019-2028	—
Depreciation and amortization	—
Other	—

Deferred income tax asset	$16,577,771

The net deferred tax assets and liabilities are comprised of the following:

2008
Deferred tax assets:	$—
Current	—
Non-current	6,631,108
Less: valuation allowance	(6,400,000)

Net deferred income tax asset	$231,108

NOTE 8- COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits in the ordinary course of business. In the opinion of management, the Company is adequately covered by insurance. If not insured, management believes such matters will not, in the aggregate, have a material adverse impact upon the Company’s financial position, results of operations, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Form 10-Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other documents which we file with the U.S. Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Quarterly Report, except as required by law. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES.

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires us to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 3 to the consolidated financial statements in this Form 10-Q summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

We believe the following to be critical accounting policies whose application has a material impact on our financial presentation, and involve a higher degree of complexity, as they require us to make judgments and estimates about matters that are inherently uncertain.

Our significant accounting policies include:

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

Stock Based Compensation We record stock base compensation under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, which provides for the use of a fair value based method of accounting for stock-based compensation. However, we record the compensation cost for stock options granted to employees using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. We have elected to account for employee stock options using the intrinsic value method under APB 25, however, under SFAS 123 we are required to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

Overview and Outlook

Our business sells directly to consumers, both domestically and abroad. During the first quarter of 2008 we generated gross revenues of $10 million, up from $4.3 million during the same period in 2007, reflecting a 130% increase. This increase reflects our continued product penetration of Riddex Plus, Legends of Soul and The Official NASCAR Club.

We believe our growth is and will continue to be driven by new innovative products, delivered to the consumer via broadcast, catalog, Internet, retailers, and international licensing. We have increased our focus on our content creation and regional distribution, which strategically provides increased branding opportunities, significantly higher operating contribution and greater mainstream penetration. We plan to invest in our businesses over the next two years to better capitalize on strong relationships with our loyal consumer audience and growing broadband. This will allow us to focus on better leveraging our sales.

We believe a number of factors are important to our long-term success, including building our brands, increasing international growth by expanding into new markets primarily through license arrangements, extending our product lines into wellness/exercise and cookware products, and enhancing our multimedia platform through new media opportunities, initiatives and acquisitions.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months ended March 31 (unaudited)
	2008	2007
Net revenue	100.0%	100.0%
Cost of goods sold	19.8%	21.8%

Gross profit	60.2%	58.1%

Expenses:
Selling and operating	32.9%	29.9%
Corporate, general and administration	25.2%	24.4%

Total expenses	60.1%	54.3%

Net Income	1.8%	6.8%
Other income (expense), net	.1%	.22%

Net loss per common share	(0.00)	(0.00)%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2008

Net revenue. Net revenue increased $4.5 million, or 43.4%, to $10 million during the first quarter of 2008 from $4.3 million during the same period of 2007. During the quarter, we increased our media spending into regional markets for our product offerings. This increase primarily reflects the continued success of our direct response marketing revenues.

Gross profit. Gross profit increased $3.49 million, or 41.9%, to $6.03 million during the first quarter of 2008 from $2.5 million during 2007. As a percentage of net revenue, gross profit increased slightly to 75.2% during this period from 72.7% during the same period of 2007.

Selling and operating expenses. Selling and operating expenses increased $1.98 million, to $3.28 million during the first quarter of 2008 from $1.3 million during the same period of 2007, resulting primarily from increased spending in media, which has a direct correlation to revenue.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $1.4 million, to $2.5 million during the first quarter of 2008 from $1.06 million during the same period of 2007, primarily due to our planned investments to support the increased revenue base. Further in previous years the Company had failed to make appropriate tax payments and those additional costs are currently being offset against current earnings as the Company has entered into a negotiated amnesty program to catch up back sales taxes.

Net income. Net income decreased $116,000, to $180,222 during the first quarter of 2008 from $297,187 during the same period of 2007. Earnings per share stayed even at 0.00. The decrease in net income is primarily due to the planned costs of infrastructure development and media expenses referenced above.

LIQUIDITY AND CAPITAL RESOURCES

Our capital needs arise from working capital required to fund operations, capital expenditures related to the development of our Internet platforms and new products, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, the ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them. Additionally, we will continue to pursue opportunities to expand our suite of products, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and the branding of product promotions as needed.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	March 31, 2008 (unaudited)	March 31, 2007 (unaudited)
Net cash provided by (used in):
Operating activities	$(350,905)	$(392,349)
Investing activities	(75,000)	(37,5000)
Financing activities	0	(88,383)

Net (decrease) increase in cash and cash equivalents	$(425,905)	$(241,466)

Cash at the beginning of the period	$571,571	$122,655

Cash at the end of the period:	$145,666	$122,655

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act. Our limited staffing has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and proper procedures within our internal control system. We will use our best efforts to implement necessary policies and procedures within the Company to provide adequate disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The registrant is not engaged in any legal proceedings at the date of this report.

Item 1A. Risk Factors.

Not applicable to smaller report company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have not sold any equity securities during the period covered by this report that were not registered pursuant to the Securities Act of 1933, nor have we purchased any of our equity securities during such period.

Item 3. Defaults Upon Senior Securities.

We are not in default nor have we been in default upon our senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the period covered by this report.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Response Group, Inc. (Registrant)

Date: May 15, 2008	By:	/s/ Melissa K. Rice
Melissa K. Rice President & Principal Executive Officer

Date: May 15, 2008	By:	/s/ Melissa K. Rice
Melissa K. Rice Principal Financial & Accounting Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act.

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes–Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes–Oxley Act.

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes–Oxley Act.