Form 10-Q
period 2008-06-30
Dynamic Response Group, Inc.
filed 2008-08-20
CIK 1098685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended: June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from: _____________ to _____________

DYNAMIC RESPONSE GROUP, INC.

(Name of Small Business Issuer in its Charter)

Florida	000-28201	52-2369185
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

4770 Biscayne Boulevard, Suite 1400, Miami, FL, 33137

(Address of Principal Executive Office) (Zip Code)

305-576-6889

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1 2b-2 of the Exchange Act).

☐  Yes    ☒  No

As of July 31, 2008, there were 90,548,066 shares of common stock issued and outstanding.

PART I– FINANCIAL INFORMATION

Item 1. Financial Statements

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$677,131	571,571
Accounts receivable, net	1,534,801	1,656,618
Inventory, net	357,313	566,899
Direct response advertising cost	449,569	186,463
Deferred tax asset	231,308	—
Prepaid expenses and other current assets	227,359	103,517

Total current assets	3,477,481	3,085,068
Office equipment-net	24,959	29,835
Product prototype	10,500	10,500
Intangible assets-trademark and patent	1,490,000	1,340,150
Restricted cash	10,067	10,000
Other assets	24,306	24,188

Total assets	$5,037,313	$4,499,741

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$6,283,104	4,253,707
Due to related parties	230,994	279,411
Current portion of obligation under capital lease	14,707	—
Convertible promissory notes	2,166,858	2,166,858

Total current liabilities	8,695,663	6,699,976

Commitments and contingencies
Stockholders’ Deficit:
Common stock; $.0001 par value, 100,000,000 shares authorized, 90,548,066 and 85,273,066 issued and outstanding as of June 30, 2008 and December 31, 2007	9,055	8,527
Additional paid-in capital	14,317,396	14,317,923
Accumulated deficit	(17,984,800)	(16,526,685)

Total stockholders’ deficit	(3,658,350)	(2,200,235)

Total liabilities and stockholders’ deficit	$5,037,313	$4,499,741

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Gross revenues	$9,552,292	$3,589,252	$19,560,277	$7,942,155
Sales returns and allowances	2,304,120	864,460	4,289,804	2,480,788

Net revenues	7,248,172	2,724,792	15,270,473	5,461,367
Cost of revenues	1,025,665	391,788	3,016,516	596,444

Gross profit	6,222,507	2,333,004	12,253,957	4,864,923
Operating expenses:
Selling and marketing
Media and advertising	3,679,095	757,812	6,498,160	1,880,319
Fulfillment & freight	945,620	338,024	1,975,846	650,083
Commissions	488,905	746,946	1,116,017	1,006,770
Call Center	429,525	152,752	854,661	266,172
Other	427,860	81,736	1,355,303	126,257

Total selling and marketing	5,971,005	2,077,270	11,799,987	3,929,601
General and administrative	2,018,782	880,801	1,979,541	1,393,172

Total operating expenses	7,989,787	2,958,071	13,779,528	5,322,773

Loss from operations	(1,767,280)	(625,067)	(1,525,571)	(457,850)

Other income (expense):
Other income	3,919	2,977	14,198	12,932
Interest income	185	—	185	—
Interest expense	(105,684)	(64,557)	(178,050)	(169,542)

	(101,765)	(61,580)	(163,852)	(156,610)

Loss before income taxes	$(1,869,045)	$(686,647)	$(1,689,423)	$(614,460)
Benefit (provision) from income taxes	—	—	231,308	—

Net loss	$(1,869,045)	$(686,647)	$(1,458,115)	$(614,460)

Basic weighted average common shares outstanding	88,178,011	76,852,082	86,735,529	73,233,466

Basic loss per share	$(0.021	$(0.01)	$(0.02)	$(0.01)

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,458,115)	$(614,460)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,910	—
Allowance for doubtful accounts	170,537	—
Changes in assets and liabilities:
Accounts receivable	(48,720)	(53,467)
Inventory	271,513	(89,378)
Inventory reserve	(61,927)	—
Direct response advertising costs	(263,106)	—
Prepaid expenses and other current assets	(123,842)	(11,864)
Deferred tax asset	(231,308)	—
Restricted cash	(67)	—
Other assets	(118)	(7,294)
Accounts payable and accrued expenses	2,055,169	(143,784)

Net cash provided by (used in) operating activities	315,926	(920,247)

Cash flows used in investing activities:
Capital expenditures	(1,034)	—
Payments toward patent agreement	(149,850)	(112,500)

Net cash used in investing activities	(150,884)	(112,500)

Cash flows from financing activities:
Proceeds from shareholder loans	—	283,740
Repayment of related party loans	(48,417)	—
Repayment of investment	—	(20,000)
Repayment of promissory note	—	(100,000)
Proceeds from issuance of convertible promissory notes	—	600,983
Principal payments for obligation under capital lease	(11,065)	—

Net cash provided by (used in) financing activities	(59,482)	764,723
Net increase (decrease) in cash	105,560	(268,024)
Cash, beginning of year	571,571	364,121

Cash, end of year	$677,131	$96,097

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—

Cash paid for interest	$112,425	$—

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

While the information presented in the accompanying interim three and six months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2007 annual financial statements of the Company. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2007’s annual financial statements.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at June 30, 2008 because of the relatively short maturity of the instruments. The carrying value of long-term debt and convertible promissory notes approximate fair value at June 30, 2008 based upon terms available for companies under similar arrangements.

Cash and cash equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Restricted cash

In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A “Current Assets and Current Liabilities”, cash which is restricted as to withdrawal is considered to be a noncurrent asset. Restricted cash consists of a reserve for credit card processing of approximately $10,067, which the Company holds in a separate escrow account as required by its third party inventory fulfillment center. This amount is included in other assets.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2008, the provision for doubtful accounts and allowance for product returns was $170,537.

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

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

The Company incurred advertising expenses of $6,498,160 and $1,880,319 during 2008 and 2007, respectively. The Company capitalized direct response advertising costs of approximately $150,377 during the three months ended June 30, 2008. The balance of deferred advertising costs as of June 30, 2008 is $449,569.

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

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

The Company’s accounts receivables are due from the individuals to which it markets its products. The Company does not require collateral to secure its accounts receivables. No customers accounted for more than 10% of its net accounts receivables.

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

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

The Company has extended the initial maturity dates of convertible promissory notes issued in 2005 and 2006. These convertible promissory notes allow for conversion to common stock prior to maturity date or repayment of principal plus interest on the date of maturity, which was one year from the date of issuance. After extension, the notes will now mature between late 2008 and early 2009. The convertible promissory notes totaled $2,166,858 at the end of June 30, 2008.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account seperately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borriwing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 6 - INVENTORIES

Inventories at June 30, 2008 and December 31, 2007 consist of the following:

	2008	2007
Finished goods	$426,022	$637,535
Reserves	(88,709)	(70,636)

Inventory, net	$357,313	$566,899

NOTE 7 – INCOME TAXES

The benefit from income taxes from continued operations for the six months ended June 30, 2008 and 2007 consists of the following:

	2008	2007
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(251,542)	(225,000)
State	—	—
Benefit from the decrease in valuation allowance	20,434	225,000

Benefit for income taxes, net	$(231,308)	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	35.0%
Decrease in valuation allowance	(81.0)%
State income taxes	5.5%
Other	—%
Valuation allowance	(40.5)%

Effective tax rate	(0.0)%

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2008
Net operating loss-carryforward	$16,577,771
expiring between 2019-2028	—
Depreciation and amortization	—
Other	—

Deferred income tax asset	$16,577,771

The net deferred tax assets and liabilities are comprised of the following:

2008
Deferred tax assets:	$—
Current	—
Non-current	6,631,308
Less: valuation allowance	(6,400,000)

Net deferred income tax asset	$231,308

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this quarterly report on Form 10-Q (the “Report”), the terms “DRG”, “Dynamic Response”, the “Company”, “we,” “our,” and “us” refer to Dynamic Response Group, Inc., a Florida corporation.

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements that relate to, among other things, our business strategy; the market opportunity for our products, including expected demand for our products; our estimates regarding our capital requirements; and other plans, objectives, and intentions. Any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, our future performance, our beliefs and our Management’s assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Please refer to Part II, Item 7 under “Liquidity and Capital Resources” and under “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Overview

We are a marketing company, developer and distributor of branded lifestyle products and solutions to retail consumers. Our products are designed to appeal to consumers who value personal development, wellness, spirituality and entertainment and currently include:

•	ProCede - a hair thickening treatment system for men with thinning hair.

•

Riddex Plus - an electronic pest control product that incorporates patented Digital Pulse Technology to create an irritating environment for rodents, roaches and other pests inside walls, chasing them from homes and preventing future pests from entering.

•	“Legends of Soul” - a DVD and CD series of current concerts of ten classic soul artists.

•	The Official NASCAR Members Club - a bundled package consisting of the NASCAR membership and select merchandise.

In addition to the products we currently offer, we have several products in varying stages of testing and development as follows:

Turbo Cooker - steams, bakes, roasts and fries with easy clean-up. The Turbo Cooker has internal steam racks that cook different entrees on multiple layers allowing for preparation of a full course meal all in one unit. This product is in the testing and sourcing phases and we anticipate introducing this product nationally in the third or early fourth quarter of this year. this product.

•

Spin Fryer – a patented technology that allows for the cooking of fried foods with 50% less oil on the food after cooking. This product is in the development and design stage, has not been market tested and is not slated for testing until early 2009.

•

Polar Delight – a patented technology that allows for the creation of low calorie, gourmet style deserts using a secret formula of ingredients that is prepackaged for the consumer. This product has not been market tested and is not slated for testing until later this year.

•

Vibio – an exercise platform wholly owned and developed by us. It is currently in the testing phase and we anticipate rolling out and sourcing this product in late 2008 in time for the first of the year exercise demand when consumers renew their interest in health and weight loss.

•

AbFlexer - a patented product that targets the muscles of the abdomen. Wee are currently under contract with the product owner and have begun testing to make a determination as to market viability for the first of the year health and weight loss shopping.

We market and sell our products and programs through print catalogs, radio, direct mail but focus our selling efforts primarily on direct response television (“DRTV”) programming and the Internet. DRTV is television advertising that asks consumers to respond directly to us, either by calling an 800 number or by visiting one of our product web sites. DRTV programming is available to us through licensed distributors to more than 370 million households in seventy countries worldwide, including Argentina, Australia, Austria, Belarus, the Benelux countries, Brazil, China, Denmark, Ecuador, most Eastern European countries, Finland, France, Germany, Greece, Ireland, Italy, Japan, Mexico, most Middle Eastern countries, New Zealand, Norway, Peru, Portugal, Russia, Spain, most South American countries, Sweden, Switzerland, Taiwan, Turkey, Ukraine and the United Kingdom. Internationally, the infomercials are aired on one or more of three technologies by licensed distributors: (i) satellite transmission; (ii) cable operators who retransmit satellite broadcasts, and (iii) terrestrial broadcast television. Domestically, we purchase most of our cable television time directly from cable networks and their respective media representatives. In addition to airtime purchased on cable networks, we purchase broadcast television time from network affiliates and independent stations. Broadcast television time segments are purchased primarily in 30-minute spots.

We use the Internet to sell our products and to provide information for each product to consumers. We offer each of our products through their own websites and promote our websites through visual media, catalogs, print publications, product packaging and Internet links.

We outsource order fulfillment, inventory management and customer service through an agreement with Planet E Shop that allows us to distribute our products, just-in-time, from a single fulfillment center located in Dallas, Texas and oversees our customer support for Internet sales and returns and exchanges. Products ordered through one of our in-bound call center partners are generally shipped no later than the next business day.

We also have an exclusive agreement with Global DR, an international sourcing and distribution-company with distribution in over seventy countries worldwide. Global grants us exclusive rights on a right of first refusal basis to license Global’s internationally successful products and infomercials for marketing in the United States market. Conversely, the agreement grants Global the exclusive right to distribute our products in its distribution stream worldwide.

Recent Developments

During the second quarter of 2008, Dynamic developed a direct-to-consumer business plan for Medico Express, a licensed durable medical equipment provider that will operate as a wholly owned subsidiary of Dynamic. Management intends Medico Express to be a provider of direct-to-consumer Medicare reimbursed medical products focused exclusively on chronic diseases afflicting the Hispanic community in the United States, Puerto Rico and the Virgin Islands. In addition to developing the business plan, in June 2008, Medico Express submitted a licensing application to Medicare and is currently waiting on approval.

In anticipation of launching Medico Express, management also anticipates expanding its current products and services both of which management believes will require the addition of a local customer call center. To accommodate this expansion, we will relocate our principal office to a larger space in our current building which will increase our square footage by approximately 1,500 square feet. Effective September 1, 2008, our new address will be 4770 Biscayne Boulevard, Suite 780, Miami, FL, 33137. Our telephone, facsimile and email information will not change.

Results of Operations - Comparative Three-Month Periods Ended June 30, 2008 and 2007

Our financial statements are consolidated to include the accounts of the Company and our wholly owned subsidiaries, TMK Holdings, Inc, a Florida corporation, Consumer Dynamix Corp, a Florida corporation, Medico Express, Inc. (f/k/a USA 24/7, Inc.), a Florida corporation, ProCede Corp, a Florida corporation and TV Short Force, Inc., a Florida corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our audited financial statements and accompanying notes and the information set forth under Item 7 “Management’s Discussion and Analysis or Plan of Operations” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.

We recognized a net loss of $(1,869,045) for the three months ended June 30, 2008, a 172% increase as compared to $(686,647) for the same period in 2007. Compared to the year ended December 31, 2007, we recognized an overall decrease of 2% in net loss. The losses in the current period are due to an increase in media expenses which are cyclical in nature and generally more expensive in during the second quarter.

Net revenue increased $4,523,380 or 166% to $7,248,172 for the three months ended June 30, 2008 as compared to $2,724,792 for the three months ended June 30, 2007. The increase was primarily the result of increased sales of our Riddex Plus offset by an increase of $1,439,660 or 167% to $2,304,120 in returns and allowances for all of products collectively, as compared to $864,460 for the same three month period in 2007. Returns and allowances for the second quarter were approximately the same percentage of returns for the first quarter. Cost of sales remained 11% of our gross revenue during the second quarter of 2008 as compared with the second quarter 2007, as did returns and allowances which remained 24% of gross revenue for the second quarter of 2008 as compared to the second quarter of 2007.

Cost of sales increased $633,877 or 162% to $1,025,665 for the three months ended June 30, 2008 as compared to $391,788 for the three months ended June 30, 2007. The increase was primarily due to increased sales of Riddex Plus. As a result of an increase in our sales, gross profit increased $3,889,503 or 167% to $6,222,507 for the three months ended June 30, 2008 as compared to $2,333,004 for the three months ended June 30, 2007. Total operating expenses increased $5,031,716 or 170% to $7,989,787 for the three months ended June 30, 2008 as compared to $2,958,071 for the three months ended June 30, 2007. This change was primarily a result of the following:

Selling and marketing expenses increased $3,893,735 or 187% to $5,971,005 as compared to $2,077,270 for the three months ended June 30, 2007. Selling and marketing expenses consist generally of media and advertising, fees paid to fulfillment vendors for processing customer orders and related customer services, costs for freight, sales commissions to our marketers and product owners, call center costs and other costs incurred to sell our products. The increase in the second quarter of 2008 as compared to the second quarter of 2007 was due primarily to a 385% increase in media and advertising costs as a result of industry wide higher prices in the second quarter; and a 423% increase in other marketing expenses that consist of credit card merchant fees, royalties payable to product owners, product development, testing and infomercials, and development of an in-house ecommerce center as discussed below. We also experienced a 180% increase in fulfillment and freight due to higher fuel/transportation costs to ship products; and a 181% increase in costs to maintain our call center which is tied to our fulfillment agreement.

The increase in credit card merchant fees is directly related to our increase in revenue. In addition, during the second quarter of 2008, we expended additional monies to re-shoot infomercials for our Riddex Plus product that will be tested in the market for consumer reaction and are currently being tested in the US Hispanic market place.

During the second quarter of 2008, we undertook testing of several potential products including Mother Mary, New Credit, Celluless, Set N Slice, Fridge Buddy, Sidney Phonics, InstaCurls, SRO Laundry and The U-turn Bra. Based on our analysis of test results, we determined that we would not pursue marketing and sales of these items. As a result, our other marketing expenses increased during the second quarter of 2008 as compared to the second quarter of 2007.

We also began reviewing and updating our ecommerce division to assess how we can reduce our reliance on third party vendors and began development of a new database that will allow us to provide state of the art marketing and direct selling to our customers. In connection with our review, we incurred additional expenses for upgrades and improvements to our websites. As a result our other marketing expenses increased during the second quarter of 2008 as compared to the second quarter of 2007.

General and administrative expenses increased $1,137,981 or 129% from $880,801 compared to the second quarter of 2007 primarily as a result of an across the board cost of living increase and payment of bonuses to employees; the hiring of two additional senior staff personnel; and increased legal and investor relations expenses.

Results of Operations - Comparative Six-Month Periods Ended June 30, 2008 and 2007

The foregoing trend of increasing revenues and higher expenses reported during the three months ended June 30, carried over into our results of operations for the six months ended June 30.

We recognized a net loss of $(1,458,115) for the six months ended June 30, 2008, a 137% increase as compared to $(614,460) for the same period in 2007.

Net revenue increased $9,809,106 or 180% to $15,270,473 for the six months ended June 30, 2008 as compared to $5,461,367 for the six months ended June 30, 2007. This result was due to increased sales of Riddex Plus offset by a corresponding increase of $1,809,016 or 73% to 4,289,804 in returns and allowances as compared to $864,460 for the same three month period in 2007. As a result, our cost of sales, as a percentage of gross revenue, increased to 15% during the six months ended June 2008 as compared to 7% during the same period in 2007. Returns and allowances as a percentage of revenue, decreased to 22% during the six months ended June 30, 2008 as compared to 31% during the same period in 2007.

Cost of sales increased $2,420,072 or 406% to $3,016,516 for the six months ended June 30, 2008 as compared to $596,444 for the six months ended June 30, 2007. As a result of the increase in our sales, gross profit increased $7,389,034 or 152% to $12,253,957 for the six months ended June 30, 2008 as compared to $4,864,923 for the six months ended June 30, 2007.

Total operating expenses increased $8,456,755 or 159% to $13,779,528 for the six months ended June 30, 2008 as compared to $5,322,773 for the six months ended June 30, 2007. This change was primarily a result of the following:

Selling and marketing expenses increased $7,870,386 or 200% to $11,799,987 as compared to $3,929,601 for the three months ended June 30, 2007. The increase was due primarily to a 973% increase in other selling and marketing expenses to $1,355,303 for the six months ended June 30, 2008 as compared to $126,257 for the same period in 2007. The increases to our other selling and marketing expenses, which consist of credit card merchant fees, royalties payable to product owners, product development, testing and infomercials, and development of an in-house ecommerce center, are discussed in the preceding three month ended June 30 analysis. We also experienced a 246% increase in media and advertising due to higher second quarter pricing of media; a 204% increase in fulfillment and freight due to higher fuel/transportation costs; and a 221% increase in costs to maintain our call center which is tied to our fulfillment agreement.

General and administrative expenses increased $586,369 or 42% to $1,979,541 for the six months ended June 30, 2008 compared to $1,393,172 for the same period in 2007. The increase was the result of an across the board cost of living increase and payment of bonuses to employees; the hiring of two additional senior staff personnel; and increased legal and investor relations expenses in 2008.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2008

Our cash and cash equivalents increased $392,413 or 13% to $3,477,481 as of June 30, 2008 from $3,085,068 as of December 31, 2007.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2008, the six months ended June 30, 2007 and for the cumulative period from domestication in Florida in May 2006:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Cumulative Period from inception (October 1982) to June 30, 2008
Net Cash From/(Used in) Operating Activities	$315,926	$(920,247)	$(3,658,623)
Net Cash Provided by (Used in) Investing Activities	$(150,884)	$(112,500)	$(1,490,000)
Net Cash Provided by (Used in) Financing Activities	$(59,482)	$764,723	$5,825,754
Net Increase/(Decrease) in Cash and Cash Equivalents	$105,560	$(268,024)	$677,131

Cash Flows from Operating Activities

Operating activities used net cash for the six months ended June 30, 2008 of $315,926. Net cash used reflects cash used to support net changes in working capital items, which included a $360,891 increase in inventories for our Riddex Plus product, and a $2,198,953 increase in accounts payable and accrued expenses primarily as a result of industry norm higher media and advertising costs incurred during the second quarter of 2008. These net changes in working capital items were offset by a $263,106 increase in direct response advertising costs, a $111,978 increase in prepaid expenses as a result of payments sent to our Riddex Plus suppliers for inventory; and a $231,308 estimated deferred tax asset incurred as a result of a negotiated amnesty program to catch up back sales taxes. The deferred tax asset is an estimate of our net operating loss that we expect to recover and offset against future taxable income in 2009.

Cash Flows used in Investing Activities

Our investing activities used $(150,884) in net cash during the six months ended June 30, 2008. Net cash used is composed entirely of capital expenditures and payments made on our patent agreement for the formula that is used in manufacturing our ProCede product.

Cash Flows from Financing Activities

Our financing activities used net cash of $(59,482) for the six months ended June 30, 2008 due to the repayment of accrued salaries and consulting expenses and equipment financed under capital leases.

Financial Position

Our total assets increased $537,572 or 12% to $5,037,313 as of June 30, 2008 from $4,499,741 as of December 31, 2007. The $392,413 increase in total current assets was primarily associated with a $263,106 increase in direct response advertising cost and a $123,842 increase in prepaid expenses which was partially offset by a $209,586 decrease in inventory and a decrease in accounts receivable and a $121,817 decrease in accounts receivable, all related to supporting our increasing sales. Our restricted cash consists of a reserve for credit card processing of approximately $10,067, which we hold in a separate escrow account as required by our fulfillment service provider.

Obligations Outstanding

As of June 30, 2008 we owe $14,707 for equipment financed under capital leases and $230,994 to officers, employees and consultants to the Company for accrued wages and consulting expenses. The balance due to our officers, employees and consultants accrues interest at 12%.

In connection with unsecured convertible promissory notes that we issued to investors during 2005 and 2006, we owe $2,166,858 as of June 30, 2008. The convertible promissory notes bear interest at the rate of 15% per annum and may be converted into shares of common stock at $1.00 per share any time prior to maturity. The notes will mature at the end of 2008 and early 2009.

Material Commitments, Expenditures and Contingencies

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

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 4 of the Notes to our consolidated financial statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies. A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition: Our revenue, to date, has been derived from the sales of our products and services. Revenue is recognized in accordance with the provisions of Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following criteria are met:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the seller’s price to the buyer is fixed or determinable, and

•	collectability is reasonably assured.

These conditions are typically met upon shipment of products to our customers. In addition, the Company recognizes product revenue in accordance with Statement of Financial Accounting Standard (SFAS) No. 48 “Revenue Recognition When Right of Return Exists”. This statement requires that in order to recognize revenue at the point of sale when the buyer has a return privilege, the amount of future returns must be reasonably estimable by the seller company.

Fair Value of Financial Instruments: We are required to disclose the fair value of financial instruments, which includes cash, accounts receivable, lines of credit and accounts payable and accrued expenses. We consider all highly liquid debt securities with original or remaining maturities of three months of less to be cash equivalents. Based on the relatively short maturity of these current liabilities, we believe that the carrying amounts at June 30, 2008 of our cash and cash equivalents reflect the approximate fair value. The carrying value of long-term debt and convertible promissory notes approximate fair value at June 30, 2008 based upon terms available for companies under similar arrangements.

Accounts Receivable: Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. We write off delinquent accounts when we determine the amounts are uncollectible. At June 30, 2008, our provision for doubtful accounts and allowance for returns was $170,537 as compared to $100,000 at December 31, 2007 and $223,000 at March 31, 2008.

Inventories: Inventories consist of finished goods held for sale and are stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories and write down inventory during the period in which such products are considered no longer effective. For the three months ended June 30, 2008 and 2007, the Company has written down $0 and $0, respectively.

Intangible Assets: Intangible assets consist of license payments made in accordance with an agreement to purchase the formula and patent used in our ProCede product. We consider the patent to have an indefinite life.

Advertising: Except for direct response advertising, we expense advertising costs as they are incurred. Direct response advertising consists primarily of costs associated with eliciting sales to customers, principally the direct response television advertising, and the e-commerce catalog mailings. Capitalized direct response advertising costs are amortized over the period during which the future benefits are expected to be received, generally six to 12 months. We incurred advertising expenses of $6,498,160 and $1,880,319 during the six months ended June 30, 2008 and 2007, respectively. We capitalized direct response advertising costs of approximately $150,377 during the three months ended June 30, 2008. The balance of deferred advertising costs as of June 30, 2008 is $449,569.

Provisions for Returns: We generally do not provide stock-balancing or price protection rights to our distributors; however, on a non-recurring basis, we have accepted product returns. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

New Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized in the notes to our financial statements and below:

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities: In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock: In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement): In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles: In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements. The adoption of FSP FAS 142-3 is not expected to have a material effect on its financial position, results of operations or cash flows.

Disclosure about Derivative Instruments and Hedging Activities: In March 2008, the FASB issued SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS 161 on the Company’s consolidated financial statements.

Delay in Effective Date: In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations: In December 2007, the FASB SFAS 141(R) “Business Combinations”. This Statement replaces the original FASB 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51: In December 2007, the FASB issued SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends the original ARB 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115”, which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements: In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which Companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4T.	Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

For the period ending June 30, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was conducted by Melissa K. Rice, our Chief Executive Officer and Principal Financial Officer. Based upon her evaluation, she concluded that the Company’s disclosure controls and procedures are currently effective to ensure that information required to be disclosed by Dynamic Response in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As we develop new business or if we engage or hire a chief financial officer or similar financial expert, we will review our disclosure controls and procedures and make sure that they remain adequate.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly Report.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations. We are currently not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

Item 1A.	Risk Factors.

There have been no material changes during the six months ended June 30, 2008 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2008, we issued an aggregate of 3,000,000 shares of restricted stock to officers and directors and 350,000 shares of restricted stock to a consultant as follows:

1)	We issued 750,000 shares of restricted stock to each of Melissa K. Rice and Joseph I. Emas as compensation for their services as directors during the fiscal year 2007 and 2008.

2)	We issued 350,000 shares of restricted stock to Scott Swank as a bonus for consulting services rendered to the Company.

During the three months ended June 30, 2008, we authorized but have not issued shares of restricted stock to our Chief Executive Officer as follows:

1)	On May 27, 2008, our Board of Directors authorized the issuance of 1,100,000 shares of restricted common stock to Melissa Rice, our Chief Executive Officer, as bonus earned during the fiscal year ended December 31, 2007 subject to the terms set forth in her employment agreement. In addition, the Board authorized the issuance of additional shares of restricted common stock to Ms. Rice in lieu of a cash bonus of $56,250 earned by Ms. Rice during the year ended December 31, 2007. The additional shares were valued at $0.032 per share, or 80% of $0.04, the closing price of the Company’s common stock on the OTCBB on May 23, 2008.

All of the foregoing shares were acquired under one of the exemptions from registration provided for in Sections 4(2) and 4(6) of the Securities Act including Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On May 27, 2008, our Board of Directors authorized a 14% performance and cost of living increase to our Chief Executive’s salary and a bonus in accordance with the terms of her employment agreement. Ms. Rice has deferred the salary increase and agreed to take her bonus as restricted shares of the Company’s common stock.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.	Exhibits.

No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2008	DYNAMIC RESPONSE GROUP, INC.

/s/ Melissa K. Rice
Principal Executive Officer and Principal Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002