Form 10-Q/A
period 2008-06-30
Dynamic Response Group, Inc.
filed 2008-09-22
CIK 1098685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; or

For the quarterly period ended: June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

DYNAMIC RESPONSE GROUP, INC.

(Name of Small Business Issuer in its Charter)

Florida	000-28201	52-2369185
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

4770 Biscayne Boulevard, Suite 780, Miami, FL, 33137

(Address of Principal Executive Office) (Zip Code)

305-576-6889

(Registrant’s telephone number, including area code)

4770 Biscayne Boulevard, Suite 1400, Miami, FL, 33137

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

PART I – FINANCIAL INFORMATION

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, originally filed with the Securities and Exchange Commission on August 20, 2008 (the “Form 10-Q”). This Form 10-Q/A is being filed to correct the allocation of certain expenses related to royalties and merchant fees, with respect to the quarter ended June 30, 2008 included in Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated Statements of Operations as filed with the Form 10-Q, and to revise the maturity dates of certain unsecured promissory notes to reflect the correct, extended maturity dates. No other changes are being made to the Form 10-Q, but for the convenience of the reader this Form 10-Q/A amends and restates in its entirety the previously filed Form 10-Q.

Subsequent to the filing of the Form 10-Q, and after further analysis of the components of our revenues and expenses, it was determined that while we had characterized royalties and merchant fees as selling and marketing expenses and allocated those expenses to cost of revenue for the six months ended June 30, we had inadvertently failed to revise our consolidated statements of operations for the three months ended June 30 resulting in a disparity between cost of revenue and expenses for the relevant periods. In an effort to provide greater disclosure, we have broken out certain expenses on our consolidated statements of operations by line item to include a line item for royalties and merchant charges and have allocated royalties and merchant charges from “Other” selling and marketing expenses. Management believes that the unintentional oversight is limited solely to allocation of expenses and does not affect the reported net income (loss), balance sheet or statement of cash flows of the Company. After revising our consolidated Statements of Operations, we have concluded that a restatement of our previously reported unaudited consolidated financial statements for the periods covered by and included in the Form 10-Q is not necessary and that the unaudited consolidated financial statements, as revised and included herein, fairly state our financial position, in all material respects, in accordance with accounting principles generally accepted in the United States of America.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial and Accounting Officer are being filed as exhibits to this Amendment No. 1 on Form 10-Q/A. This Form 10-Q/A continues to speak as of the date of the Form 10-Q, and no disclosures in the original Form 10-Q have been modified or updated except to provide for our new address and as noted above. Information not affected by the amendment contained in this Form 10-Q/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-Q with the SEC. In particular, forward-looking statements made in the Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-Q, and such forward looking statements should be read in their historical context.

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

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Gross revenues	$9,552,292	$3,589,252	$19,560,277	$7,942,155
Sales returns and allowances	2,304,120	864,460	4,289,804	2,480,788

Net revenues	7,248,172	2,724,792	15,270,473	5,461,367
Cost of revenues	1,652,776	391,788	3,016,516	596,444

Gross profit	5,595,396	2,333,004	12,253,957	4,864,923
Operating expenses:
Selling and marketing
Media and advertising	3,679,095	757,812	6,498,160	1,880,319
Fulfillment & freight	970,100	338,024	1,975,846	650,083
Commissions	488,905	746,946	1,116,017	1,006,770
Call Center	429,525	152,752	854,661	266,172
Royalties	138,407	7,300	403,928	14,500
Other	117,857	74,436	206,670	111,757

Total selling and marketing	5,823,889	2,077,270	11,055,282	3,929,601
Merchant charges	328,834	136,978	753,186	301,802
General and administrative	1,209,953	743,823	1,971,060	1,091,370

Total operating expenses	7,362,676	2,958,071	13,779,528	5,322,773

Loss from operations	(1,767,280)	(625,067)	(1,525,571)	(457,850)

Other income (expense):
Other income	3,919	2,977	14,198	12,932
Interest income	185	—	185	—
Interest expense	(105,684)	(64,557)	(178,050)	(169,542)

	(101,765)	(61,580)	(163,852)	(156,610)

Loss before income taxes	$(1,869,045)	$(686,647)	$(1,689,423)	$(614,460)
Benefit (provision) from income taxes	—	—	231,308	—

Net loss	$(1,869,045)	$(686,647)	$(1,458,115)	$(614,460)

Basic weighted average common shares outstanding	88,178,011	76,852,082	86,735,529	73,233,466

Basic loss per share	$(0.02)	$(0.01)	$(0.02)	$(0.01)

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,458,115)	$(614,460)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,910	—
Allowance for doubtful accounts	170,537
Changes in assets and liabilities:
Accounts receivable	(48,720)	(53,467)
Inventory	271,513	(89,378)
Inventory reserve	(61,927)	—
Direct response advertising costs	(263,106)	—
Prepaid expenses and other current assets	(123,842)	(11,864)
Deferred tax asset	(231,308)	—
Restricted cash	(67)	—
Other assets	(118)	(7,294)
Accounts payable and accrued expenses	2,055,169	(143,784)

Net cash provided by (used in) operating activities	315,926	(920,247)

Cash flows used in investing activities:
Capital expenditures	(1,034)	—
Payments toward patent agreement	(149,850)	(112,500)

Net cash used in investing activities	(150,884)	(112,500)

Cash flows from financing activities:
Procceds from shareholder loans	—	283,740
Repayment of related party loans	(48,417)	—
Repayment of investment	—	(20,000)
Repayment of promissory note	—	(100,000)
Proceeds from issuance of convertible promissory notes	—	600,983
Principal payments for obligation under capital lease	(11,065)	—

Net cash provided by (used in) financing activities	(59,482)	764,723
Net increase (decrease) in cash	105,560	(268,024)
Cash, beginning of year	571,571	364,121

Cash, end of year	$677,131	$96,097

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—

Cash paid for interest	$112,425	$—

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements include the results of operations of all subsidiaries. The results of operations of these companies are accounted for using the consolidated method of accounting. All material inter-company accounts and transactions have been eliminated.

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

The Company incurred advertising expenses of $6,498,160 and $1,880,319 during 2008 and 2007, respectively. The Company capitalized direct response advertising costs of $150,377 during the three months ended June 30, 2008. The balance of deferred advertising costs as of June 30, 2008 is $449,569.

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

Reclassifications

The Company included a subtotal for sales and marketing expenses and merchant charges in its Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 and, accordingly, reclassified certain items of expense consistent with this presentation.

NOTE 4 - CONVERTIBLE PROMISSORY NOTES

The Company has extended the initial maturity dates of convertible promissory notes issued in 2005 and 2006. These convertible promissory notes allow for conversion to common stock prior to maturity date or repayment of principal plus interest on the date of maturity, which was one year from the date of issuance. After extension, the notes will now mature between late 2009 and early 2010. The convertible promissory notes totaled $2,166,858 at the end of June 30, 2008.

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

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

NOTE 7 - INCOME TAXES

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

Throughout this Report on Form 10-Q/A (the “Report”), the terms “DRG”, “Dynamic Response”, the “Company”, “we,” “our,” and “us” refer to Dynamic Response Group, Inc., a Florida corporation.

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

•

AbFlexer - a patented product that targets the muscles of the abdomen. We are currently under contract with the product owner and have begun testing to make a determination as to market viability for the first of the year health and weight loss shopping.

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

Recent Developments

During the second quarter of 2008, Dynamic developed a direct-to-consumer business plan for Medico Express, a licensed durable medical equipment provider that will operate as a subsidiary of Dynamic. Management intends Medico Express to be a provider of direct-to-consumer Medicare reimbursed medical products focused exclusively on chronic diseases afflicting the Hispanic community in the United States, Puerto Rico and the Virgin Islands. In addition to developing the business plan, in June 2008, Medico Express submitted a licensing application to Medicare and is currently waiting on approval.

In anticipation of launching Medico Express, management also anticipates expanding its current products and services both of which management believes will require the addition of a local customer call center. To accommodate this expansion, we relocated our principal office to a larger space in our current building which increased our square footage by approximately 1,500 square feet. Our new address is 4770 Biscayne Boulevard, Suite 780, Miami, FL, 33137. Our telephone, facsimile and email information did not change.

Results of Operations - Comparative Three-Month Periods Ended June 30, 2008 and 2007

Our financial statements are consolidated to include the accounts of the Company and our wholly owned subsidiaries, TMK Holdings, Inc, a Florida corporation, Consumer Dynamix Corp, a Florida corporation, ProCede Corp, a Florida corporation and TV Short Force, Inc., a Florida corporation and our majority owned subsidiary, Medico Express, Inc. (f/k/a USA 24/7, Inc.), a Florida corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our audited financial statements and accompanying notes and the information set forth under Item 7 “Management’s Discussion and Analysis or Plan of Operations” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.

We are revising our discussion of the comparative three month periods ended June 30 to address reallocation of certain operating expenses and the impact of such reallocation to our costs of revenue and overall comparative operating results for the periods covered by this Form 10-Q/A. As a consequence, the results of operations for the three month period is more consistent with the results of operations for the six month period.

We recognized a net loss of $(1,869,045) for the three months ended June 30, 2008, a 172% increase as compared to $(686,647) for the same period in 2007 which did not change as a result of our reallocation of certain operating expenses. Compared to the year ended December 31, 2007, we recognized an overall decrease of 2% in net loss. The losses in the current period are due to an increase in media expenses which are cyclical in nature and generally more expensive in during the second quarter.

Gross revenue increased $5,963,040 or 166% to $9,552,292 for the three months ended June 30, 2008 as compared to $3,589,222 for the three months ended June 30, 2007. The increase was due primarily to the Company’s new product offerings in 2008, including Riddex Plus and Legends of Soul, which generated a combined net revenue of $6,825,071 for the three months ended June 30, 2008. These products were not offered during the three months ended June 30, 2007. Existing products, such as The Official NASCAR Members Club and ProCede, generated $2,238,805 for the three months ended June 30, 2008 compared with $2,565,764 generated for the same product mix for the three months ended June 30, 2007, along with an additional $1,023,458 in other products offered in 2007. Gross revenues were offset by returns and allowances of $2,304,120 and $864,460 for the three months ended June 30, 2008 and 2007, respectively. Although the returns and allowances increased by $1,439,660 or 167% for the three months ended June 30, 2008, as compared to 2007, the percentage of returns and allowances to gross revenues remained consistent at 24%.

Cost of revenues was 17% our gross revenue during the second quarter of 2008 as compared to 11% for the second quarter 2007 The increase in 2008 versus 2007 was due higher inventory costs associated with Riddex Plus that were not incurred in 2007. The costs of revenue for Riddex Plus approximate 22% of its gross revenue.

As a result of our reevaluation and reallocation of certain operating costs, cost of revenues increased $1,260,998 or 322% (instead of $633,877 or 162% as previously reported) to $1,652,776 for the three months ended June 30, 2008 as compared to $391,788 for the three months ended June 30, 2007. The increase was primarily due to increased sales of Riddex Plus. As a result of an increase in our sales, gross profit increased $3,262,392 or 140% to $5,595,396 for the three months ended June 30, 2008 as compared to $2,333,004 for the three months ended June 30, 2007. Total operating expenses increased $4,404,605 or 149% (instead of $5,031,716 or 170% previously reported) to $7,362,676 for the three months ended June 30, 2008 as compared to $2,958,071 for the three months ended June 30, 2007. This change was primarily a result of the following:

Selling and marketing expenses increased $3,746,619 or 180% to $5,823,889 (instead of $5,971,005 reported on the 10-Q) as compared to $2,077,270 for the three months ended June 30, 2007. The decrease is the result of management’s reevaluation of certain expense classifications and reallocation herein of specific expenses associated with royalty payments, fulfillment and freight expenses, and merchant charges that were originally classified under “Other” selling and marketing expenses. Selling and marketing expenses consist generally of media and advertising, fees paid to fulfillment vendors for processing customer orders and related customer services, costs for freight, sales commissions to our marketers and product owners, call center costs and other costs incurred to sell our products. The increase in the second quarter of 2008 as compared to the second quarter of 2007 was due primarily to a 385% increase in media and advertising costs as a result of industry wide higher prices in the second quarter; and a 1796% increase in royalties payable to product owners, that had been previously allocated as an “Other” selling and marketing expense. The increase in royalties paid during the second quarter ended June 20, 2008 was the result of an increase in the number of products offered by the Company in 2008 as compared to 2007.

In addition to reallocating royalties as a separate line item expense, we have also created a separate line item expense for credit card merchant fees, so that “Other” selling and marketing expenses consists of product development, testing and infomercials, and development of an in-house ecommerce center as discussed below. “Other” selling and marketing expenses increased $43,421 or 58% (instead of $326,144 or 423% as previously reported on the 10-Q. The increase in “Other” selling and marketing expenses during the second quarter of 2008, were incurred as a result of re-shooting infomercials for our Riddex Plus product that will be tested in the market for consumer reaction and are currently being tested in the US Hispanic market place and for testing of several potential products, including Mother Mary, New Credit, Celluless, Set N Slice, Fridge Buddy, Sidney Phonics, InstaCurls, SRO Laundry and The U-turn Bra. Based on our analysis of test results, we determined that we would not pursue marketing and sales of these items. We also experienced a 187% increase in fulfillment and freight due to higher fuel/transportation costs to ship products. We also began reviewing and updating our ecommerce division to assess how we can reduce our reliance on third party vendors and began development of a new database that will allow us to provide state of the art marketing and direct selling to our customers. In connection with our review, we incurred additional expenses for upgrades and improvements to our websites resulting in 181% increase in costs to maintain our call center which is tied to our fulfillment agreement.

Merchant Charges increased $191,856 or 140% to $328,834 as compared to $136,978 for the three months ended June 30, 2007. The increase in credit card merchant fees is directly related to our increase in revenue.

General and administrative expenses increased $466,130 or 63% (instead of $1,137,981 or 129% as previously reported) from $743,823 compared to the second quarter of 2007 primarily as a result of an across the board cost of living increase and payment of bonuses to employees; the hiring of two additional senior staff personnel; and increased legal and investor relations expenses.

Results of Operations - Comparative Six-Month Periods Ended June 30, 2008 and 2007

We are revising our discussion of the comparative six month periods ended June 30 to address reallocation of expenses for royalties and the creation of a new line item expense for merchant charges, both of which were previously included in “Other” selling and marketing expenses, and the subsequent effect on general and administrative expenses.

The foregoing trend of increasing revenues due to sales of Riddex Plus reported during the three months ended June 30, carried over into our results of operations for the six months ended June 30.

We recognized a net loss of $(1,458,115) for the six months ended June 30, 2008, a 137% increase as compared to $(614,460) for the same period in 2007.

Gross revenue increased $11,618,122 or 146% to $19,560,277 for the six months ended June 30, 2008 as compared to $7,942,788 for the six months ended June 30, 2007. As discussed in our results of operations for the three months ended June 30, the increase was due primarily to the Company’s new product offerings in 2008, including Riddex Plus and Legends of Soul. Gross revenues were offset by returns and allowances of $4,289,804 for the six months ended June 30, 2008, as compared to $2,480,788 for the same six month period in 2007, an increase of $1,809,016 or 73%; however, the percentage of returns and allowances to gross revenues decreased to 22% for the six months ended June 30, 2008 as compared to 31% for the same period in 2007.

As a result of new product offerings in 2008, cost of revenues increased $2,420,072 or 406% to $3,016,516 for the six months ended June 30, 2008 as compared to $596,444 for the six months ended June 30, 2007. Cost of revenues was 15% of our gross revenue during the six months ended June 30, 2008 as compared to 8% for the six months ended 2007. As a result of an increase in our sales, gross profit increased $7,389,034 or 152% to $12,253,957 for the six months ended June 30, 2008 as compared to $4,864,923 for the six months ended June 30, 2007.

Total operating expenses increased $8,456,755 or 159% to $13,779,528 for the six months ended June 30, 2008 as compared to $5,322,773 for the six months ended June 30, 2007. Our total operating expenses for the six months ended June 30 did not change as a result of our reevaluation and reallocation of certain operating costs for the three months ended June 30; however, to remain consistent with our results of operations for the three month period we reallocated certain selling and marketing expenses as follows:

Selling and marketing expenses increased $7,125,681 or 159% (instead of $7,870,386 or 200% previously reported) to $11,055,282 as compared to $3,929,601 for the six months ended June 30, 2007. The decrease is the result of management’s reevaluation of certain expense classifications and reallocation herein of specific expenses associated with royalty payments and merchant charges that were originally classified under “Other” selling and marketing expenses. The increase in selling and marketing expenses for the six months ended 2008 as compared to 2007, was due primarily to a 2686% increase in royalties payable to product owners that had been previously allocated as an “Other” selling and marketing expense. The increase in royalties paid during the six months ended 2008 was the result of an increase in the number of products offered by the Company in 2008 as compared to 2007.

In addition to reallocating royalties as a separate line item expense, we have also created a separate line item expense for credit card merchant fees, so that “Other” selling and marketing expenses now consists of product development, testing and infomercials, and development of an in-house ecommerce center as discussed below. “Other” selling and marketing expenses increased $94,913 or 85% (instead of $1,229,046 or 973% as previously reported on the 10-Q). The increase in “Other” selling and marketing expenses during the six months ended June 30, 2008 were due to product development, testing and infomercials, and development of an in-house ecommerce center, as discussed in the preceding three month ended June 30 analysis. We also experienced a 246% increase in media and advertising due to higher second quarter pricing of media; a 204% increase in fulfillment and freight due to higher fuel/transportation costs; and a 221% increase in costs to maintain our call center which is tied to our fulfillment agreement.

Merchant Charges increased $451,384 or 150% to $753,186 as compared to $301,802 for the six months ended June 30, 2007. The increase in credit card merchant fees is directly related to our increase in revenue.

General and administrative expenses increased $879,690 or 81% (instead of $586,369 or 42% as previously reported) to $1,971,060 for the six months ended June 30, 2008 compared to $1,091,370 for the same period in 2007. The increase was the result of an across the board cost of living increase and payment of bonuses to employees; the hiring of two additional senior staff personnel; and increased legal and investor relations expenses in 2008.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2008

Our cash and cash equivalents increased $392,413 or 13% to $3,477,481 as of June 30, 2008 from $3,085,068 as of December 31, 2007.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2008, the six months ended June 30, 2007 and for the cumulative period from domestication in Florida in May 2006:

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

Cash Flows from Operating Activities

Operating activities used net cash for the six months ended June 30, 2008 of $315,926. Net cash used reflects cash used to support net changes in working capital items, which included a $175,284 increase in accounts receivable as a result of increased sales, a $360,891 increase in inventories for our Riddex Plus product, and a $2,198,953 increase in accounts payable and accrued expenses primarily as a result of industry norm higher media and advertising costs incurred during the second quarter of 2008. These net changes in working capital items were offset by a $263,106 increase in direct response advertising costs, a $111,978 increase in prepaid expenses as a result of payments sent to our Riddex Plus suppliers for inventory; and a $231,308 estimated deferred tax asset incurred as a result of a negotiated amnesty program to catch up back sales taxes. The deferred tax asset is an estimate of our net operating loss that we expect to recover and offset against future taxable income in 2009.

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

In connection with unsecured convertible promissory notes that we issued to investors during 2005 and 2006, we owe $2,166,858 as of June 30, 2008. The convertible promissory notes bear interest at the rate of 15% per annum and may be converted into shares of common stock at $1.00 per share any time prior to maturity. After extension, the notes will mature at the end of 2009 and early 2010 (instead of 2008 and 2009 as previously reported).

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement): In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles: In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

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

For the period ending June 30, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was conducted by Melissa K. Rice, our Chief Executive Officer and Principal Financial Officer. Based upon her evaluation, she concluded that the Company’s disclosure controls and procedures are currently effective to ensure that information required to be disclosed by Dynamic Response in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As we develop new business or if we engage or hire a chief financial officer or similar financial expert, we will review our disclosure controls and procedures and make sure that they remain adequate.

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

In April 2008, we issued an aggregate of 3,000,000 shares of restricted stock to officers and directors and 350,000 shares of restricted stock to a consultant as follows:

1)	We issued 750,000 shares of restricted common stock to each of Melissa K. Rice and Joseph I. Emas as compensation for their services as directors during the fiscal year 2007 and 2008.

2)	We issued 350,000 shares of restricted common stock to Scott Swank as a bonus for consulting services rendered to the Company.

During the three months ended June 30, 2008, we authorized but have not issued shares of restricted stock to our Chief Executive Officer as follows:

1)	On May 27, 2008, our Board of Directors authorized the issuance of 1,100,000 shares of restricted common stock to Melissa Rice, our Chief Executive Officer, as bonus earned during the fiscal year ended December 31, 2007 subject to the terms set forth in her employment agreement. In addition, the Board authorized the issuance of additional shares of restricted common stock to Ms. Rice in lieu of a cash bonus of $56,250 earned by Ms. Rice during the year ended December 31, 2007. The additional shares were valued at $0.032 per share, or 80% of $0.04, the closing price of the Company’s common stock on the OTCBB on May 23, 2008.

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

Date: September 22, 2008	DYNAMIC RESPONSE GROUP, INC.

/s/ Melissa K. Rice
Principal Executive Officer and Principal Financial Officer

Exhibit Index

No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002