Form 10-Q
period 2008-09-30
Dynamic Response Group, Inc.
filed 2008-11-17
CIK 1098685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                to

DYNAMIC RESPONSE GROUP, INC.

(Name of Small Business Issuer in its Charter)

Florida	000-28201	52-2369185
(State or Other Jurisdiction	(Commission File Number)	(I.R.S. Employer
of Incorporation)		Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1 2b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of September 30, 2008, there were 91,073,066 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$366,903	$571,571
Accounts receivable, net	1,287,489	1,656,618
Inventory, net	360,704	566,899
Direct response advertising cost	637,619	186,463
Deferred tax asset	231,308	—
Prepaid expenses and other current assets	207,418	103,517

Total current assets	3,091,441	3,085,068
Property and equipment-net	42,871	29,835
Product prototype	10,500	10,500
Intangible assets-trademark and patent	1,540,000	1,340,150
Restricted cash	225,067	10,000
Other assets	78,039	24,188

Total assets	$4,987,918	$4,499,741

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$6,455,510	$4,253,707
Due to related parties	176,307	279,411
Convertible promissory notes	2,130,858	2,166,858

Total current liabilities	8,762,675	6,699,976

Commitments and contingencies

Stockholders’ Deficit:
Common stock; $.0001 par value, 100,000,000 shares authorized, 91,073,066 and 85,273,066 issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	8,527	8,527
Additional paid-in capital	14,317,923	14,317,923
Accumulated deficit	(18,101,207)	(16,526,685)

Total stockholders’ deficit	(3,774,757)	(2,200,235)

Total liabilities and stockholders’ deficit	$4,987,918	$4,499,741

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUP, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Gross revenues	$10,783,816	$4,773,530	$30,344,093	$12,715,685
Sales returns and allowances	1,125,527	1,357,587	5,415,331	3,838,375

Net revenues	9,658,289	3,415,943	24,928,762	8,877,310
Cost of revenues	2,621,745	403,022	5,638,261	999,466

Gross profit	7,036,544	3,012,921	19,290,501	7,877,844
Operating expenses:
Selling and marketing
Media and advertising	2,814,617	1,128,743	9,312,777	3,009,062
Fulfillment and shipping	1,254,292	496,245	3,230,138	1,146,328
Commissions	222,536	239,576	1,338,553	1,246,346
Call Center	549,317	143,089	1,403,978	409,261
Royalties	257,194	2,400	661,122	16,900
Other	87,634	12,862	294,304	124,619

Total selling and marketing	5,185,590	2,022,915	16,240,872	5,952,516
Merchant charges	425,367	133,658	1,178,553	435,460
General and administrative	1,463,961	815,957	3,435,021	1,907,327

Total operating expenses	7,074,918	2,972,530	20,854,446	8,295,303

Income (loss) from operations	(38,374)	40,391	(1,563,945)	(417,459)

Other income (expense):
Other income	—	7,230	14,198	20,162
Interest income	35	—	220	—
Interest expense	(78,253)	(69,851)	(256,303)	(239,393)

Total other expense	(78,218)	(62,621)	(241,885)	(219,231)

Loss before income taxes	(116,592)	(22,230)	(1,805,830)	(636,690)
Benefit from income taxes	—	—	231,308	—

Net loss	$(116,592)	$(22,230)	$(1,574,522)	$(636,690)

Basic and diluted weighted average common shares outstanding	90,624,733	81,457,984	89,250,986	73,580,216

Basic and diluted loss per share	$—	$—	$(0.02)	$(0.01)

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,574,522)	$(636,690)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,025	—
Provision for returns	62,000	55,000
Allowance for doubtful accounts	50,000	55,000
Changes in assets and liabilities:
Accounts receivable	319,130	(63,297)
Inventory	144,195	(183,393)
Direct response advertising costs	(451,156)	—
Prepaid expenses and other current assets	(103,901)	73,618
Deferred tax asset	(231,308)	—
Restricted cash	(215,067)	—
Other assets	(53,851)	(20,422)
Accounts payable and accrued expenses	2,201,803	(7,808)

Net cash provided by (used in) operating activities	157,348	(727,992)

Cash flows used in investing activities:
Capital expenditures	(23,062)	—
Payments toward patent agreement	(199,850)	(187,500)

Net cash used in investing activities	(222,912)	(187,500)

Cash flows from financing activities:
Proceeds from shareholder loans	—	222,579
Net repayment of related party loans	(103,104)	208,319
Repayment of promissory note	(36,000)	(100,000)
Proceeds from issuance of convertible promissory notes	—	619,858

Net cash provided by (used in) financing activities	(139,104)	950,756

Net increase (decrease) in cash	(204,668)	35,264
Cash, beginning of period	571,571	364,121

Cash, end of period	$366,903	$399,385

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—

Cash paid for interest	$292,303	$239,393

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company’s operating and capital requirements in connection with operations have been and will continue to be significant. The recurring losses from operations raise doubt about the Company’s ability to continue as a going concern. Based on current plans, the Company anticipates that revenues earned from product sales will be the primary source of funds for operating activities. Our ability to continue as a going concern is dependent upon our ability to generate sales from our new products and our obtaining adequate capital to fund losses until we become profitable. There can be no assurance that management’s plans will be successful.

The financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements include the results of operations of all majority owned subsidiaries of the Company. The results of operations of these companies are accounted for using the consolidated method of accounting. All material inter-company accounts and transactions have been eliminated.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Reclassification

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

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

Revenue recognition

The Company recognizes product revenue, net of estimated sales discounts and returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”, which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured. In addition, the Company recognizes product revenue in accordance with Statement of Financial Accounting Standard (SFAS) No. 48 “Revenue Recognition When Right of Return Exists”. This statement requires that in order to recognize revenue at the point of sale when the buyer has a return privilege, the amount of future returns must be reasonably estimable by the seller company.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at September 30, 2008 because of the relatively short maturity of the instruments. The carrying value of long-term debt and convertible promissory notes approximate fair value at September 30, 2008 based upon terms available for companies under similar arrangements.

Cash and cash equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Restricted cash

In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A “Current Assets and Current Liabilities”, cash which is restricted as to withdrawal is considered to be a noncurrent asset. Restricted cash consists of a reserve for credit card processing of approximately $10,067, which the Company holds in a separate escrow account as required by its third party inventory fulfillment center. This amount is classified as non-current.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

The Company also maintains a cash account of approximately $215,000 as a reserve for future credit card returns as required by a credit card processor.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2008, the provision for doubtful accounts was $135,531.

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

Intangible assets

The Company accounts for intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset.

Intangible assets consist of license payments made in accordance with an agreement to purchase the formula and patent used in the Company’s primary product. The Company considers the patent to have an indefinite life.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

The Company incurred media and advertising expenses of $9,312,777 and $3,009,062 during the nine months ended for 2008 and 2007, respectively. The Company capitalized direct response advertising costs of approximately $188,050 during the three months ended September 30, 2008. The balance of direct response advertising costs as of September 30, 2008 is $637,619 and is classified as a current asset.

Income (loss) per share

The Company presents basic income (loss) per share and diluted earnings per share in accordance with the provisions of SFAS No. 128 “Earnings per Share”.

Under SFAS No. 128, basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares and common share equivalents outstanding during the year.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

Supplier concentration risk

The Company currently buys two of its major products exclusively from two different suppliers. Although there are a limited number of manufacturers of these particular products, management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in our ability to procure these products and a possible loss of sales, which would affect operating results adversely.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of FSP EITF 03-6-1 will have any impact on its consolidated financial position and results of operations.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company currently has no such instruments and its adoption of EITF 07-5 will have no impact on its consolidated financial position and results of operations at this time.

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS No. 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company does not believe that SFAS No. 161 will have any impact on the Company’s consolidated financial statements at this time.

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS No. 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not believe that adoption of SFAS No. 141(R) will have any impact on its consolidated results of operations and financial condition.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company does not believe that its adoption of SFAS No. 160 will have a material impact on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election of this fair-value option has a material impact on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company does not believe that its adoption of SFAS No. 157 will have a material impact on its consolidated results of operations and financial condition.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES

The Company has extended the initial maturity dates of convertible promissory notes issued in 2005 and 2006. These convertible promissory notes allow for conversion to common stock prior to maturity date or repayment of principal plus interest on the date of maturity, which was one year from the date of issuance. After extension, the notes will now mature between late 2009 and early 2010. The convertible promissory notes totaled $2,130,858 as of September 30, 2008.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 7 - INVENTORIES

Inventories at September 30, 2008 and December 31, 2007 consist of the following:

	2008	2007
Finished goods	$369,413	$637,535
Reserves	(8,709)	(70,636)

Inventory, net	$360,704	$566,899

NOTE 8 - INCOME TAXES

The benefit from income taxes from continued operations for the six months ended June 30, 2008 and 2007 consists of the following:

	2008	2007
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(251,542)	(225,000)
State	—	—
Benefit from the decrease in valuation allowance	20,434	225,000

Benefit for income taxes, net	$(231,308)	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	35.0%
Decrease in valuation allowance	(81.0)%
State income taxes	5.5%
Other	—%
Valuation allowance	(40.5)%

Effective tax rate	(0.0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2008
Net operating loss-carryforward	$16,694,363
expiring between 2019-2028	—
Depreciation and amortization	—
Other	—

Deferred income tax asset	$16,694,363

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

The net deferred tax assets and liabilities are comprised of the following:

2008
Deferred tax assets:	$—
Current	—
Non-current	6,761,217
Less: valuation allowance	(6,529,909)

Net deferred income tax asset	$231,308

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a marketing company, developer and distributor of branded lifestyle products and solutions designed to appeal to consumers who value personal development, wellness, spirituality and entertainment. Our success depends in part on our ability to offer products that reflect consumers’ tastes and preferences and therefore, items are added and removed from our product line accordingly. Our current line of products include:

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

In addition to the products we currently offer, we have several products in varying stages of testing and development as follows:

•

Spin Fryer - a patented technology that allows for the cooking of fried foods with 50% less oil on the food after cooking. This product is in the development and design stage, has not been market tested and is not slated for testing until early 2009.

•

Polar Delight - a patented technology that allows for the creation of low calorie, gourmet style deserts using a secret formula of ingredients that is prepackaged for the consumer. This product has not been market tested and is not slated for testing until later this year.

•

Vibio - an exercise platform wholly owned and developed by us. It is currently in the testing phase and we anticipate rolling out and sourcing this product in late 2008 in time for the first of the year exercise demand when consumers renew their interest in health and weight loss.

•

AbFlexer - a patented product that targets the muscles of the abdomen. Wee are currently under contract with the product owner and have begun testing to make a determination as to market viability for the first of the year health and weight loss shopping.

•

Areopedic - a mattress topper, constructed from high quality memory foam, with adjustable functions, providing adjustable support with the push of a button. The difference is noticeable when added to an existing mattress for better quality sleep. Also designed to adjust both sides independently.

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

We outsource order fulfillment, inventory management and customer service through Planet E Shop and Innotrac Corporation that allow us to distribute our products, just-in-time, from fulfillment centers located in Dallas, Texas and Reno, Nevada. These centers oversee our customer support for Internet sales and returns and exchanges. Products ordered through one of our in-bound call center partners are generally shipped no later than the next business day.

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

Subsidiaries

The Company’s wholly owned subsidiaries are TMK Holdings, Inc, a Florida corporation, Consumer Dynamix Corp, a Florida corporation, ProCede Corp, a Florida corporation and TV Short Force, Inc., a Florida corporation.

The Company is the majority shareholder of Medico Express, Inc. (f/k/a USA 24/7, Inc.), a Florida corporation

Recent Developments

In August 2008, we entered into an agreement with Innotrac Corporation to provide a second outlet for order fulfillment, inventory management and customer service. In addition to our fulfillment agreement with Planet E Shop for use of its fulfillment center in Dallas, Texas, Innotrac also allows us to distribute our products, just-in-time, from a fulfillment center located in Reno, Nevada.

Results of Operations - Comparative Three-Month Periods Ended September 30, 2008 and 2007

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

We recognized a net loss of $(116,592) for the three months ended September 30, 2008, a 424% increase as compared to $(22,230) for the same period in 2007. The losses in the current period are due primarily to the Company’s buyout of an agreement with the founder during the third quarter which is reflected in our general and administrative expenses.

Net revenue increased $6,242,346 or 183% to $9,658,289 for the three months ended September 30, 2008 as compared to $3,415,943 for the three months ended September 30, 2007.

NET REVENUE BY PRODUCT

PRODUCT	THREE MONTHS ENDED SEPTEMBER 30, 2008		THREE MONTHS ENDED SEPTEMBER 30, 2007		CHANGE
ProCede	$399,415	4%	$1,852,153	54%	$(1,452,739)	-78%

Riddex Plus	$7,622,142	79%	$849,896	25%	$6,772,246	797%

Legends of Soul	$507,782	5%	—	—	$507,782	100%

The Official NASCAR Members Club	$61,646	1%	$21,206	1%	$40,440	191%

Turbo Cooker	$641,357	7%	$—	—	$641,357	100%

Clear Machine	$2,332	—	$467,042	14%	$(464,710)	-100%

Back Yard Drills	—	—	$82,036	2%	$(82,036)	-100%

Other	$423,615	4%	$143,610	4%	$280,005	195%

NET REVENUE	$9,658,289	100%	$3,415,943	100%

The increase was primarily the result of Riddex Plus sales. Returns and allowances, for all of products collectively, decreased 17% to $1,125,527 as compared to $1,357,587 for the same three month period in 2007. Returns and allowances for the third quarter were down approximately 50% as compared to returns for the previous quarter. Cost of sales increased $2,218,723 or 551% during the three months ended September 30, 2008 as compared to $403,022 for the same three month period in 2007. The increase was the result of higher revenues. As compared to the previous quarter ended June 30, 2008, cost of sales increased from 11% of our gross revenue to 24% as a result of higher inventory costs for the Turbo Cooker. However, returns and allowances decreased to 10% as compared to 24% due to lower returns on our Riddex Plus product as compared to higher returns on our NASCAR and Legends of Soul Products.

As a result of an increase in our sales, gross profit increased $4,023,623 or 134% to $7,036,544 for the three months ended September 30, 2008 as compared to $3,012,921 for the three months ended September 30, 2007. Total operating expenses increased $4,102,388 or 138% to $7,074,918 for the three months ended September 30, 2008 as compared to $2,972,530 for the three months ended September 30, 2007. This change was primarily a result of the following:

Selling and marketing expenses increased $3,162,675 or 156% to $5,185,590 as compared to $2,022,915 for the three months ended September 30, 2007. Selling and marketing expenses consist generally of shipping advertising, fees paid to fulfillment vendors for processing customer orders and related customer services, costs for shipping, sales commissions to our marketers and product owners, call center costs and other costs incurred to sell our products. The increase in the third quarter of 2008 as compared to the third quarter of 2007 was due primarily to a 10,616% increase in royalties payable to product owners as a result of in greater product mix in 2008 and resulting royalty payments as compared to 2007; a 284% increase in call center expenses as a result of higher returns on our NASCAR and Legends of Soul products; a 153% increase in fulfillment and freight expenses due to the greater mix of products sold in 2008; and a 149% increase in media and advertising costs as a result of increased sales. In addition, our “Other” selling and marketing expenses, which consists of product development, testing and infomercials, and development of an in-house ecommerce center, increased $74,772 or 581% due to an increase in the number of products tested in 2008 and a higher internet sales traffic.

Merchant Charges increased $291,709 or 218% to $425,367 as compared to $133,658 for the three months ended September 30, 2007. The increase in credit card merchant fees is directly related to our increase in revenue.

General and administrative expenses increased $648,004 or 79% to $1,463,961 as compared to $815,957 during the third quarter of 2007 primarily as a result of an across the board cost of living increase to employees, salaries for additional senior staff personnel, increased legal and investor relations expenses and the buyout of an agreement with the founder.

Results of Operations - Comparative Nine-Month Periods Ended September 30, 2008 and 2007

The foregoing trend of increasing revenues due to sales of Riddex Plus reported during the nine months ended September 30, carried over into our results of operations for the nine months ended September 30.

We recognized a net loss of $(1,574,522) for the nine months ended September 30, 2008, a 147% increase as compared to $(636,690) for the same period in 2007.

Net revenue increased $16,051,452 or 181% to $24,928,762 for the nine months ended September 30, 2008 as compared to $8,877,310 for the nine months ended September 30, 2007.

NET REVENUE BY PRODUCT

PRODUCT	NINE MONTHS ENDED SEPTEMBER 30, 2008		NINE MONTHS ENDED SEPTEMBER 30, 2007		CHANGE
ProCede	$42,217,432	9%	$5,222,211	59%	$(3,004,779)	-58%

Riddex Plus	$17,419,725	70%	$849,896	10%	$16,569,829	1950%

Legends of Soul	$2,214,058	9%	—	—	$2,214,058	100%

The Official NASCAR Members Club	$1,372,876	6%	$418,866	5%	$954,010	228%

Turbo Cooker	$641,357	3%	—	—	$641,357	100%

Clean Machine	$28,988	—	$1,507,141	17%	$(1,478,153)	-98%

Back Yard Drills	$1,327	—	$131,921	1%	$(130,594)	-99%

Other	$1,032,999	3%	$747,275	8%	$285,724	38%

NET REVENUE	$24,928,762	100%	$8,877,310	100%

As discussed in our results of operations for the three months ended September 30, the increase was due primarily to increase in our product mix. Gross revenues were offset by returns and allowances of $5,415,331 for the nine months ended September 30, 2008, as compared to $3,838,375 for the same nine month period in 2007, an increase of $1,576,956 or 41%; however, the percentage of returns and allowances to gross revenues decreased to 18% for the nine months ended September 30, 2008 as compared to 30% for the same period in 2007.

As a result of new mix of product offerings in 2008, cost of revenues increased $4,638,795 or 464% to $5,638,261 for the nine months ended September 30, 2008 as compared to $999,466 for the nine months ended September 30, 2007. Cost of revenues was 19% of our gross revenue during the nine months ended September 30, 2008 as compared to 8% for the nine months ended 2007. The increase was the result of the increase in our product mix. As a result of an increase in our sales, gross profit increased $11,412,657 or 145% to $19,290,501 for the nine months ended September 30, 2008 as compared to $7,877,844 for the nine months ended September 30, 2007.

Total operating expenses increased $12,559,143 or 151% to $20,854,446 for the nine months ended September 30, 2008 as compared to $8,295,303 for the nine months ended September 30, 2007 as follows:

Selling and marketing expenses increased $10,288,356 or 173% to $16,240,872 as compared to $5,952,516 for the nine months ended September 30, 2007. The increase was due primarily to a 3812% increase in royalties payable to product owners; a 243% increase in call center expenses; a 209% increase in media and advertising; and a 182% increase in fulfillment and shipping. “Other” selling and marketing expenses, which consists of product development, testing and infomercials, and development of an in-house ecommerce center, increased 136% due to an increase in the number of products tested in 2008 and a higher interest sales traffic.

Merchant Charges increased $743,093 or 171% to $1,178,553 as compared to $435,460 for the nine months ended September 30, 2007. The increase in credit card merchant fees is directly related to our increase in revenue.

General and administrative expenses increased $1,527,694 or 80% to $3,435,021 for the nine months ended September 30, 2008 compared to $1,907,327 for the same period in 2007. The increase was the result of an across the board cost of living increase to employees, salaries for senior staff personnel, increased legal and investor relations expenses and the buyout of an agreement with the founders.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2008

Our cash and current assets remained consistent at $3,091,441 as of September 30, 2008 as compared to $3,085,068 as of December 31, 2007.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008, the nine months ended September 30, 2007 and for the cumulative period from inception:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative Period from inception (October 1982) to September 30, 2008
Net Cash From/(Used in) Operating Activities	$157,348	$(727,992)	$(3,968,851)
Net Cash Provided by (Used in) Investing Activities	$222,912	(187,500)	$(1,490,000)
Net Cash Provided by (Used in) Financing Activities	$(139,104)	$950,756	$5,825,754
Net Increase/(Decrease) in Cash and Cash Equivalents	$(204,668)	$35,264	$366,903

Cash Flows from Operating Activities

Operating activities used net cash of $157,348 for the nine months ended September 30, 2008. Net cash used reflects cash used to support net changes in working capital items, which included a $2,209,611 increase in accounts payable and accrued expenses primarily as a result of higher media and advertising costs. We also recognized a $382,427 increase in accounts receivable as a result of increased sales of NASCAR and Legends of Soul in 2008; and a $177,519 increase in prepaid expenses as a result of prepayments for Turbo cooker inventory. Net changes in working capital items were offset by a $451,156 increase in direct response advertising costs; a $10,025 depreciation expense attributed to furniture and equipment; and a $231,308 estimated deferred tax asset incurred as a result of a negotiated amnesty program to catch up back sales taxes. The deferred tax asset is an estimate of our net operating loss that we expect to recover and offset against future taxable income in 2009.

Cash Flows used in Investing Activities

Our investing activities used $(222,911) in net cash during the nine months ended September 30, 2008. Net cash used is composed entirely of capital expenditures and payments made on our patent agreement for the formula that is used in manufacturing our ProCede product.

Cash Flows from Financing Activities

Our financing activities used net cash of $(103,104) for the nine months ended September 30, 2008 due to the repayment of a loan to unrelated third party.

Financial Position

Our total assets increased $488,177 or 11% to $4,987,918 as of September 30, 2008 from $4,499,741 as of December 31, 2007. The increase was primarily associated with a $451,156 increase in direct response advertising cost, a 215,067 increase in restricted cash; a $199,850 increase in intangible assets; and a $103,901 increase in prepaid expenses which was partially offset by a $206,195 decrease in inventory and a $369,129 decrease in accounts receivable, all related to supporting our increasing sales. Our restricted cash consists of a reserve for credit card processing of approximately $225,067, which we hold in a merchant services account as required by our format merchant service account provider.

Obligations Outstanding

As of September 30, 2008 we owe $6,455,510 in accounts payable and accrued expenses and $176,307 to officers, employees and consultants to the Company for accrued wages and consulting expenses. The balance due to our officers, employees and consultants accrues interest at 12%.

In connection with unsecured convertible promissory notes that we issued to investors during 2005 and 2006, we owe $2,130,858 as of September 30, 2008. The convertible promissory notes bear interest at the rate of 15% per annum and may be converted into shares of common stock at $1.00 per share any time prior to maturity. The notes will mature between late 2009 and early 2010.

Material Commitments, Expenditures and Contingencies

We believe our available cash, cash expected to be generated from operations, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis; however, as of September 30, 2008, the Company had cash and cash equivalents of $3 million, current liabilities of $8.7 million, stockholders’ deficit of $3.7 million and a net loss of $1.5 million which may raise doubts about our ability to continue as a going concern without successfully deferring or reducing certain operating costs or raising funds. As a result, the accompanying unaudited financial statements have been prepared on the basis of a going concern assumption and do not reflect any adjustments that might result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments: We are required to disclose the fair value of financial instruments, which includes cash, accounts receivable, lines of credit and accounts payable and accrued expenses. We consider all highly liquid debt securities with original or remaining maturities of three months of less to be cash equivalents. Based on the relatively short maturity of these current liabilities, we believe that the carrying amounts at September 30, 2008 of our cash and cash equivalents reflect the approximate fair value. The carrying value of long-term debt and convertible promissory notes approximate fair value at September 30, 2008 based upon terms available for companies under similar arrangements.

Accounts Receivable: Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. We write off delinquent accounts when we determine the amounts are uncollectible. At September 30, 2008, our provision for doubtful accounts and allowance for returns was $135,531, as compared to $110,000 at December 31, 2007, $223,000 at March 31, 2008 and $170,537 at June 30, 2008.

Inventories: Inventories consist of finished goods held for sale and are stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories and write down inventory during the period in which such products are considered no longer effective. For the three months ended September 30, 2008 and 2007, the Company has written down $0 and $0, respectively.

Intangible Assets: Intangible assets consist of license payments made in accordance with an agreement to purchase the formula and patent used in our ProCede product. We consider the patent to have an indefinite life.

Advertising: Except for direct response advertising, we expense advertising costs as they are incurred. Direct response advertising consists primarily of costs associated with eliciting sales to customers, principally the direct response television advertising, and the e-commerce catalog mailings. Capitalized direct response advertising costs are amortized over the period during which the future benefits are expected to be received, generally six to 12 months. We incurred advertising expenses of $9,312,777 and $3,009,062 during the nine months ended September 30, 2008 and 2007, respectively. We capitalized direct response advertising costs of approximately $188,050 during the three months ended September 30, 2008. The balance of deferred advertising costs as of September 30, 2008 is $637,619.

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

Delay in Effective Date : In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

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

For the period ending September 30, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was conducted by Melissa K. Rice, our Chief Executive Officer and Principal Financial Officer. Based upon her evaluation, she concluded that the Company’s disclosure controls and procedures are currently effective to ensure that information required to be disclosed by Dynamic Response in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As we develop new business or if we engage or hire a chief financial officer or similar financial expert, we will review our disclosure controls and procedures and make sure that they remain adequate.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the nine months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Please consider the following risk factors carefully. The descriptions below include material changes to the description of the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 as filed on March 31, 2008 (our “Annual Report”). The risks described below and in our Annual Report could materially and adversely affect our business, financial condition and results of operations. We also may be adversely affected by risks not currently known or risks that we do not currently consider to be material.

1) We have had changes in our board composition in 2008. Effective October 22, 2008, Joseph I. Emas stepped down as a director to pursue other interests. His board seat remains vacant and at this time, Melissa K. Rice is our sole executive officer and sole director. As a result, she has the sole authority to manage the business and operations of the Company without input or approval from any other person or, except in limited circumstances provided under the Florida Business Corporation Act, from our shareholders. Unless she resigns or is removed from office by our shareholders, she will continue to have sole authority over the day to day to operations and management of our business, including identifying and evaluating companies that we may want to acquire and/or products and services we add to our current product line. As sole officer and director, Ms. Rice may not have the time or all of the skills necessary to manage the day to day and general operations of the Company which could materially and adversely impact our business operations. Although we intend to hire additional executive level employees and fill the vacancy on the Board left by Mr. Emas’ departure, there can be no assurance that our current or future management will be able to determine and implement strategies in an effective and timely manner that adequately respond to the markets for our products and services which in turn may adversely affect our business and results of operations.

2) The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets which could impact our business in a number of ways. A decrease in the general availability of credit cards, or a decrease in the credit available to consumers from credit card issuers, or uncertainty about current and future global economic conditions may cause consumers to defer or avoid purchasing our products and services in response to tighter credit and decreased cash availability. Consumers’ purchases of discretionary items, including our products, may decline during periods when credit is tight and disposable income is lower which could adversely impact our financial condition and results of operations and also result in future demand for our products differing materially from our current expectations. Further, our ability to meet customers’ demands depends, in part, on our ability to obtain products from our suppliers. If suppliers become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in products or a significant increase in the price of products which could adversely impact our financial condition and results of operations. In addition, credit constraints of suppliers could result in accelerated payment of accounts payable by us or a reduction in the maximum amount of trade credit available to us., adversely impacting our cash flow. Any one or a combination of the foregoing changes could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

3) The Company has incurred recurring losses from operations, has limited cash and cash equivalents that raises substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2008, the Company had cash and cash equivalents of $3 million, current liabilities of $8.7 million and stockholders’ deficit of $3.7 million. During the nine months ended September 30, 2008, the Company incurred a net loss of $1.5 million. During the nine months ended September 30, 2008, operating activities used approximately $121,000 of cash. Given the Company’s results from operations, current forecasts, and financial position as of September 30, 2008, our present capital resources may not be sufficient to fund our planned operations through and beyond [the second quarter of 2009], and/or the Company may require significant additional funds in maintain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As a result of its limited capital resources, the Company intends to increase profitability by monitoring inventory, increasing the product mix and seeking less expensive modes of shipping.

If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations. We cannot assure you that we will successfully defer, reduce or eliminate certain operating expenditures or that we can obtain additional funding on reasonable terms, or at all. Further, if we raise additional funds by issuing equity securities, our stock price may decline, our existing stockholders will experience significant dilution, and the newly issued securities may have rights superior to those of existing shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2008, we issued an aggregate of 25,000 shares due to an unrelated third party for investments made in November 2004 and August 2007. At the time of purchase, certificates were inadvertently not properly issued. Of the 25,000 shares, 20,000 were acquired in November at a purchase price of $0.60 per share and the balance of 5,000 shares were acquired in August 2007 at a purchase price of $1.00 per share. All of the foregoing shares were acquired under one of the exemptions from registration provided for in Sections 4(2) and 4(6) of the Securities Act including Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

We filed a Current Report on Form 8-K on October 24, 2008 to announce the resignation of Joseph I. Emas who stepped down as a director to pursue other interests. Mr. Emas resignation was not the result of any disagreement on any matter relating to the Company’s operations, policies or practices. As of October 22, 2008, the effective date of Mr. Emas’ resignation, Mr. Emas is not entitled to receive, nor does the Company owe, any compensation for his services as director to the Company. Mr. Emas’ board seat remains vacant and Melissa K. Rice is now our sole director and officer.

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

Date: November 14, 2008	DYNAMIC RESPONSE GROUP, INC.

/s/ Melissa K. Rice
Melissa K. Rice
Principal Executive Officer and Principal Financial Officer

Exhibit Index

No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002