Form 10-Q/A
period 2008-09-30
Dynamic Response Group, Inc.
filed 2008-11-19
CIK 1098685

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of correcting typographical errors in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and specifically, in the chart titled “Net Revenue by Product” comparing the nine month periods ended September 30, 2008 and 2007. In our Quarterly Report on Form 10-Q filed by the Company on November 14, 2008 (the “Original Filing”) the amount of revenue during the nine months ended September 30, 2008 for ProCede was incorrectly input as $42,217,432. The correct amount is $2,217,432. We are also correcting typographical errors and clarifying certain risk factors in Part II, Item 1A “Risk Factors.” No other changes have been made and all other information included in the Quarterly Report on Form 10-Q filed by the Company on November 14, 2008 remains unchanged and has been omitted from this Amendment.

PART I—FINANCIAL INFORMATION

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

Overview

We are a marketing company, developer and distributor of branded lifestyle products and solutions designed to appeal to consumers who value personal development, wellness, spirituality and entertainment. Our success depends in part on our ability to offer products that reflect consumers’ tastes and preferences and therefore, items are added and removed from our product line accordingly. Our current line of products include:

•	ProCede – a hair thickening treatment system for men with thinning hair.

•

Riddex Plus – an electronic pest control product that incorporates patented Digital Pulse Technology to create an irritating environment for rodents, roaches and other pests inside walls, chasing them from homes and preventing future pests from entering.

•	“Legends of Soul” – a DVD and CD series of current concerts of ten classic soul artists.

•

Turbo Cooker – steams, bakes, roasts and fries with easy clean-up. The Turbo Cooker has internal steam racks that cook different entrees on multiple layers allowing for preparation of a full course meal all in one unit.

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

•

AbFlexer – a patented product that targets the muscles of the abdomen. We are currently under contract with the product owner and have begun testing to make a determination as to market viability for the first of the year health and weight loss shopping.

•

Areopedic – a mattress topper, constructed from high quality memory foam, with adjustable functions, providing adjustable support with the push of a button. The difference is noticeable when added to an existing mattress for better quality sleep. Also designed to adjust both sides independently.

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

The Company is the majority shareholder of Medico Express, Inc. (f/k/a USA 24/7, Inc.), a Florida corporation.

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

Results of Operations - Comparative Three-Month Periods Ended September 30, 2008 and 2007

Our financial statements are consolidated to include the accounts of the Company and our wholly owned subsidiaries, TMK Holdings, Inc, a Florida corporation, Consumer Dynamix Corp, a Florida corporation, ProCede Corp, a Florida corporation and TV Short Force, Inc., a Florida corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and accompanying notes included under Part I, Item 1 of the Original Report and our audited financial statements and accompanying notes and the information set forth under Item 7 “Management’s Discussion and Analysis or Plan of Operations” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.

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

NET REVENUE BY PRODUCT

PRODUCT	THREE MONTHS ENDED SEPTEMBER 30, 2008		THREE MONTHS ENDED SEPTEMBER 30, 2007		CHANGE
ProCede	$399,415	4%	$1,852,153	54%	$(1,452,739)	-78%
Riddex Plus	$7,622,142	79%	$849,896	25%	$6,772,246	797%
Legends of Soul	$507,782	5%	—	—	$507,782	100%
The Official NASCAR Members Club	$61,646	1%	$21,206	1%	$40,440	191%
Turbo Cooker	$641,357	7%	—	—	$641,357	100%
Clean Machine	$2,332	—	$467,042	14%	$(464,710)	-100%
Back Yard Drills	—	—	$82,036	2%	$(82,036)	-100%
Other	$423,615	4%	$143,610	4%	$280,005	195%
NET REVENUE	$9,658,289	100%	$3,415,943	100%

The increase in net revenue was primarily the result of Riddex Plus sales. Returns and allowances, for all of products collectively, decreased 17% to $1,125,527 as compared to $1,357,587 for the same three month period in 2007. Returns and allowances for the third quarter were down approximately 50% as compared to returns for the previous quarter. Cost of sales increased $2,218,723 or 551% during the three months ended September 30, 2008 as compared to $403,022 for the same three month period in 2007. The increase was the result of higher revenues. As compared to the previous quarter ended June 30, 2008, cost of sales increased from 11% of our gross revenue to 24% as a result of higher inventory costs for the Turbo Cooker. However, returns and allowances decreased to 10% as compared to 24% due to lower returns on our Riddex Plus product as compared to higher returns on our NASCAR and Legends of Soul products.

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

Selling and marketing expenses increased $3,162,675 or 156% to $5,185,590 as compared to $2,022,915 for the three months ended September 30, 2007. Selling and marketing expenses consist generally of media and advertising, fees paid to fulfillment vendors for processing customer orders and related customer services, costs for shipping, sales commissions to our marketers and product owners, call center costs and other costs incurred to sell our products. The increase in the third quarter of 2008 as compared to the third quarter of 2007 was due primarily to a 10,616% increase in royalties payable to product owners as a result of a greater product mix in 2008 and resulting royalty payments as compared to 2007; a 284% increase in call center expenses as a result of higher returns on our NASCAR and Legends of Soul products.; a 153% increase in fulfillment and shipping expenses due to the greater mix of products sold in 2008; and a 149% increase in media and advertising costs as a result of increased sales. In addition, our “Other” selling and marketing expenses, which consists of product development, testing and infomercials, and development of an in-house ecommerce center, increased $74,772 or 581% due to an increase in the number of products tested in 2008 and higher internet sales traffic.

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

NET REVENUE BY PRODUCT

PRODUCT	NINE MONTHS ENDED SEPTEMBER 30, 2008			NINE MONTHS ENDED SEPTEMBER 30, 2007		CHANGE
ProCede	$2,217,4329	(1)	9%	$5,222,211	59%	$(3,004,779)	-58%
Riddex Plus	$17,419,725		70%	$849,896	10%	$16,569,829	1950%
Legends of Soul	$2,214,058		9%	—	—	$2,214,058	100%
The Official NASCAR Members Club	$1,372,876		6%	$418,866	5%	$954,010	228%
Turbo Cooker	$641,357		3%	—	—	$641,357	100%
Clean Machine	$28,988		—	$1,507,141	17%	$(1,478,153)	-98%
Back Yard Drills	$1,327		—	$131,921	1%	$(130,594)	-99%
Other	$1,032,999		3%	$747,275	8%	$285,724	38%
NET REVENUE	$24,928,762		100%	$8,877,310	100%

(1)	Corrects a typographical error in our Original Report.

As discussed in our results of operations for the three months ended September 30, the increase in net revenue was due primarily to an increase in our product mix. Gross revenues were offset by returns and allowances of $5,415,331 for the nine months ended September 30, 2008, as compared to $3,838,375 for the same nine month period in 2007, an increase of $1,576,956 or 41%; however, the percentage of returns and allowances to gross revenues decreased to 18% for the nine months ended September 30, 2008 as compared to 30% for the same period in 2007.

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

Total operating expenses increased $12,559,143 or 151% to $20,854,446 for the nine months ended September 30, 2008 as compared to $8,295,303 for the nine months ended September 30, 2007 as follows:

Selling and marketing expenses increased $10,288,356 or 173% to $16,240,872 as compared to $5,952,516 for the nine months ended September 30, 2007. The increase was due primarily to a 3812% increase in royalties payable to product owners; a 243%

increase in call center expenses; a 209% increase in media and advertising; and a 182% increase in fulfillment and shipping. “Other” selling and marketing expenses, which consists of product development, testing and infomercials, and development of an in-house ecommerce center, increased 136% due to an increase in the number of products tested in 2008 and higher internet sales traffic.

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

Financial Position

Our total assets increased $488,177 or 11% to $4,987,918 as of September 30, 2008 from $4,499,741 as of December 31, 2007. The increase was primarily associated with a $451,156 increase in direct response advertising cost, a 215,067 increase in restricted cash; a $199,850 increase in intangible assets; and a $103,901 increase in prepaid expenses which was partially offset by a $206,195 decrease in inventory and a $369,129 decrease in accounts receivable, all related to supporting our increasing sales. Our restricted cash consists of a reserve for credit card processing of approximately $225,067, which we hold in a merchant services account as required by our former merchant service account provider.

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

Accounts Receivable: Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. We write off delinquent accounts when we determine the amounts are uncollectible. At September 30, 2008, our provision for doubtful accounts and allowance for returns was $135,531 as compared to $110,000 at December 31, 2007, $223,000 at March 31, 2008 and $170,537 at June 30, 2008.

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

PART II—OTHER INFORMATION

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

2) The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets which could impact our business in a number of ways. A decrease in the general availability of credit cards, or a decrease in the credit available to consumers from credit card issuers, or uncertainty about current and future global economic conditions may cause consumers to defer or avoid purchasing our products and services in response to tighter credit and decreased cash availability. Consumers’ purchases of discretionary items, including our products, may decline during periods when credit is tight and disposable income is lower which could adversely impact our financial condition and results of operations and also result in future demand for our products differing materially from our current expectations. Further, our ability to meet customers’ demands depends, in part, on our ability to obtain products from our suppliers. If suppliers become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in products or a significant increase in the price of products which could adversely impact our financial condition and results of operations. In addition, credit constraints of suppliers could result in accelerated payment of accounts payable by us or a reduction in the maximum amount of trade credit available to us, adversely impacting our cash flow. Any one or a combination of the foregoing changes could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

3) The Company has experienced recurring losses from operations, has limited cash and cash equivalents, which raises doubts about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate sales from our products and, if necessary, to obtain adequate capital to fund losses until we become profitable. As of September 30, 2008, the Company had cash and cash equivalents of $3 million, current liabilities of $8.7 million and stockholders’ deficit of $3.7 million. During the nine months ended September 30, 2008, the Company incurred a net loss of $1.5 million. During the nine months ended September 30, 2008, operating activities used approximately $121,000 of cash. Given the Company’s results from operations, current forecasts, and financial position as of September 30, 2008, our present capital resources may not be sufficient to fund our planned operations and/or the Company may require significant additional funds in maintain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As a result of its limited capital resources, the Company intends to increase profitability by monitoring inventory, increasing the product mix and seeking less expensive modes of shipping. If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations. We cannot assure you that we will increase profitability by successfully deferring, reducing or eliminating certain operating expenditures or that we can obtain additional funding on reasonable terms, or at all. Further, if we raise additional funds by issuing equity securities, our stock price may decline, our existing stockholders will experience significant dilution, and the newly issued securities may have rights superior to those of existing shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2008	DYNAMIC RESPONSE GROUP, INC.

/s/ Melissa K. Rice
Melissa K. Rice
Principal Executive Officer and Principal Financial Officer