Form 10-K/A
period 2007-12-31
Dynamic Response Group, Inc.
filed 2009-03-11
CIK 1098685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

to

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000-28201

DYNAMIC RESPONSE GROUP, INC

(Exact name of registrant as specified in its charter)

Florida	52-2369185
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4770 BISCAYNE BOULEVARD, SUITE 780 MIAMI, FL 33137

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

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

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted: NONE

DYNAMIC RESPONSE GROUP, INC

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2007

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K amends the Company’s annual report for the period ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 31, 2008. This Amendment No. 1 shall amend the original filing in its entirety. Exhibits required to be filed hereunder, are incorporated herein by reference to the original filing.

PART I

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

We have established ourselves as a media brander, content producer and licensor of products. Our business is built around our ability to develop and offer media content, products, and lifestyle solutions to consumers. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution. We market many of our products and services across the direct-to consumer segment. We distribute our products in this sales segment from a single fulfillment center.

Our strategy is to identify and secure exclusive distribution agreements with owners of unique, consumer-driven, innovative products that provide solutions to known consumer buying patterns. We then offer these retail products to consumers. We focus on presenting consumer products at competitive prices that can leverage the visual appeal of television, including our main product offerings, ProCede, a hair thickening product, Riddex Plus, a pest control product, The Legends of Soul, a DVD and CD concert series and The Official NASCAR Members Club, an affinity marketing program. Our revenues are generated from the sales of merchandise we offer through our programming,

We were organized in 1982 as a Delaware corporation. In 2006 we reverse merged with Youth Enhancement Systems and changed our state of incorporation to Florida. We also commenced our business as a marketing company.

Our Products

We currently market the following products:

ProCede is a hair thickening treatment system for men with thinning hair. Based on our knowledge of the industry, we believe ProCede is the only thickening hair product on the market that requires only one application every ninety days. We have acquired the exclusive worldwide rights to this product. The return rate for ProCede is approximately 25%.

Riddex Plus is an electronic pest control product that incorporates patented Digital Pulse Technology, to create an irritating environment for pests inside walls, chasing them away from houses while preventing future pests from entering. A single Riddex Plus unit typically covers one level of a home driving away rodents and roaches. We buy the Riddex Plus product directly from the manufacturer. The return rate for Riddex Plus is 4-5%.

Legends of Soul is a DVD and CD series of current concerts of classic soul artists. The initial offering is for 10 artists. We have a royalty agreement with Legends of Soul. The return rate is approximately 35%.

The Official NASCAR Members Club is a bundled package of the NASCAR membership and select merchandise offered direct-to-consumers via outbound sales calls. We have a joint venture agreement with NASCAR and pay royalties on a per unit sold basis. The return rate is approximately 50%.

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

By the end of 2007 we determined that the Turbo Cooler and Sydney Ledson Institute products would not be continued.

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

We are also devoting attention to the development of products specifically targeted to markets outside of North America. We have reviewed our infomercial library for those products that we believe will be successful in Europe, Asia and/or other international markets. When a product, that was initially sold domestically, is selected for international distribution, the infomercial is dubbed and product literature is created in the appropriate foreign languages. In addition, a review of the products and the infomercial’s compliance with applicable local laws is completed. We have a verbal agreement and understanding with Global DR, an international sourcing and distribution-company with distribution in over seventy countries worldwide. Global grants us exclusive rights on a right of first refusal basis to license Global’s internationally successful products and infomercials for marketing in the United States market. Conversely, the agreement grants Global the exclusive right to distribute our products in its distribution stream world wide.

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

Once we have made a determination as to the length of the message we are relaying to the market, we attempt to present a product in an entertaining and informative manner, utilizing a variety of program formats. Our infomercials are currently produced and edited in-house by an independent producer who works under our direction. Our cost of producing an infomercial can range from $25,000 to $350,000. In addition, producers, hosts and spokespersons generally receive fees based upon sales of the products.

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

Media Access

An important aspect of our ability to successfully market products is access to media time. Infomercial programming is available to us through licensed distributors to more than 370 million households in seventy countries worldwide, including Argentina, Australia, Austria, Belarus, the Benelux countries, Brazil, China, Denmark, Ecuador, most Eastern European countries, Finland, France, Germany, Greece, Ireland, Italy, Japan, Mexico, certain Middle Eastern countries on a very limited basis (with none in Iran, Syria and Sudan), New Zealand, Norway, Peru, Portugal, Russia, Spain, most South American countries, Sweden, Switzerland, Taiwan, Turkey, Ukraine and the United Kingdom.

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

Customer Service

We focus on building and maintaining customer relationships that thrive on loyalty and trust. We maintain a “no-risk guarantee” policy, whereby we provide a customer a full refund for our products that are returned, for any reason. As we further develop our business model we intend to establish a most valued customer program, which extends added benefits to our most loyal catalog and Internet customers. We currently maintain our customer service center with our fulfillment partner in order to closely monitor any issues that may arise. Over the next year the plan is to create an in-house customer service department that includes product specialists who have specific product knowledge and assist customers in selecting products and solutions that meet their needs.

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

Established Infrastructure

We have had various fulfillment partners from time to time on a non-exclusive basis. Planet E Shop in Dallas, Texas, provides fulfillment for our current domestic business. This central United States location allows us to achieve shipping cost efficiencies to most locations. We use a supply chain management system that supports our entire operation, including fulfillment, inventory management, and customer set-vice. The fulfillment center is connected to our other facilities by a state-of-the art Internet network that allows us to maintain a high degree of connectivity within our organization. We believe there are other fulfillment centers that can provide similar services.

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

The proper selection of our product lies at the core of our business model. Our media offerings introduce customers to us and help establish us as a brander of quality merchandise. Our primary focus is on leveraging our content with branded offerings through various media, catalogs, the Internet, and eventually national retailers. We believe that this strategy is a competitive advantage and the multi-channel approach allows us the broadest possible consumer reach. It also provides the best basis for us to market products that are appropriate companions to the media.

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

Our Competitive Position

The direct response industry in general is highly competitive. The market leaders fluctuate constantly, as those with the popular products and shows can dominate the airwaves and control media time because they have a product that warrants the purchase of time. In our opinion, no one company has or can claim any stable market share. Because we use multi-channel distribution for our products, we compete with various producers of similar products. We compete directly with companies that generate sales from both long form and short form infomercials. We also compete with a large number of consumer product companies and retailers who have substantially greater financial, marketing and other resources than we have, some of which have commenced or indicated their intent to conduct direct response marketing. There also exists a threat from competitors who attempt to copy a successful product we market and market their copied product at significantly lower prices than we may to sell ours. Products similar to ours may also be sold in department stores, pharmacies, general merchandise stores, over the Internet, in newspapers, magazines and direct mail advertising, thereby diminishing our competitive position. As we are a newer entrant into the direct response market, our opinion is that there are significantly more established direct response companies who are better financed and have more credit and higher revenues than we have. However, we believe that our overall experience in the following areas gives us a competitive advantage over many other companies in the marketplace:

• media placement
• telemarketing
• Proven creative talent
• order fulfillment
• product sourcing
• customer service
• direct retailing

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

Changing consumer preferences may have an adverse effect on our business

We target our business at consumers who are focused on personal development and who wish to maintain healthy lifestyles. A decrease of’ consumer interest in purchasing goods that promote the values we espouse would materially and adversely affect our customer base and sales revenues and, accordingly, our financial prospects. Further, consumer preferences and product trends are difficult to predict. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences and we may not respond in a timely or commercially appropriate manner to such changes. Failure to anticipate and respond to changing consumer preferences and product trends could lead to, among other things, lower sales of our products, increased merchandise returns and lower margins, which could have a material adverse effect on our business.

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

Acquisitions may harm our financial results

We intend to expand our operations in part through strategic acquisitions. We cannot accurately predict the timing, size and success of our acquisition efforts. Our acquisition strategy involves significant risks that could inhibit our growth and negatively impact our operating results, including the following: our ability to identify suitable acquisition candidates at acceptable prices; our ability to complete successfully the acquisitions of candidates that we identify; our ability to compete effectively for available acquisition opportunities; increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria; diversion of management’s attention to expansion efforts; unanticipated costs and contingent liabilities associated with acquisitions; failure of acquired businesses to achieve expected results; our failure to retain key customers or personnel of acquired businesses and difficulties entering markets in which we have no or limited experience. In addition, the size, timing and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. Consequently, our operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.

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

High return rates may adversely affect us.

Certain of our offerings have had and may continue to have high return rates. High return rates cause a reduction in sales and attendant expenses to us, which may adversely affect our sales and profitability.

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

Stock Price History

Our common stock is listed on the Over-the-Counter Bulletin Board under the symbol “DROP”. On March 31, 2008, we had 468 shareholders of record and 87,198,066 shares of $0.0001 par value common stock outstanding.

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

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, nor do we do anticipate paying dividends in the near future.

Sales of Unregistered Securities

During 2007 we issued 391,000 shares of common stock to qualified investors for proceeds of $82,638.

During 2007 we issued 12,268,057 shares of common stock as compensation for services rendered. The total fair value at issuance date is $1,216,521.

During 2007 we issued 4,750,000 shares of common stock as compensation for officers and employees. The total fair value at issuance date is $536,500.

During 2007 we issued 1,879,305 shares of common stock in connection with the settlement of accrued liabilities in the amount of $324,548.

During 2007 we issued 629,007 shares of common stock in connection with the exercise of warrants.

In connection with the issuance of common stock, no commissions were paid. Each of the issuances was made pursuant to an exemption from registration under Section 4(2) of the Securities Act.

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

Overview and Outlook

Our business sells directly to consumers, both domestically and abroad. During 2007 we generated gross revenues of $20.1 million, up from $12.3 million during 2006, reflecting an 64.6% increase. This increase reflects our successful roll-out of Riddex Plus, Legends of Soul and The Official NASCAR Club.

While we had limited sales of Clean Between Machines and Back Yard Drills during 2007, both products were discontinued by year end. We had no sales of Pasta Pronto in 2007 and the product was also discontinued. None of these products had any material affect on our business.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	2007	2006
Gross revenue	100.0%	100.0%
Cost of goods sold	12.6%	13.1%

Gross profit	62.9%	61.8%

Expenses:
Selling and operating	48.8%	58.9%
Corporate, general and administration	17.9%	13.4%

Total expenses	67.4%

(Net Loss)	(14.7)%	(17.6)%
Other income (expense), net	.17%	.04%

Net loss per common share	(.04)	(.04)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Gross revenue. Gross revenue increased $7.9 million, or 60.7%, to $20.1 million during 2007 from $12.2 million during 2006. During the year, we added three new product offerings, namely Riddex Plus, NASCAR and Legends of Soul. This increase primarily reflects the continued success of our direct response marketing revenues.

Gross profit. Gross profit increased $5.09 million, or 67.4%, to $12.65 million during 2007 from $7.5 million during 2006. As a percentage of net revenue, gross profit increased slightly to 83.4% during 2007 from 82.4% during 2006.

Selling expenses. Selling expenses increased $2.6 million, to $9.8 million during 2007 from $7.2 million during 2006, resulting primarily from increased sales and personnel, advertising, and marketing programs.

General and administration expenses. General and administration expenses increased $1.9 million, to $3.6 million during 2007 from $1.6 million during 2006, primarily due to our planned investments to support the increased revenue base. These expenses included expenses attendant to bringing new products to market such as product development and infomercials.

Net Income. Net loss increased 5.8 million, to $2.9 million during 2007 from $2.1 million during 2006 with the increase of sales of over 60.7%. Earnings per share stayed even. The above factors improved our financial performance over 2006.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to the development of our Internet platforms and new products, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, the ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them. Additionally, we will continue to pursue opportunities to expand our suite of products, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed. We have historically funded our operations from the sale of our debentures and common stock and from our operations. We currently have no unused sources of liquid capital.

Cash Flows

The following table summarizes our primary sources (uses) or cash during the periods presented:

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

Contractual Obligations

We have commitments pursuant to (i) lease agreements, (ii) interest payments of approximately $50,000 quarterly on our long term date and (iii) a $25,000 monthly fee payable to the inventor of ProCede which is applied to the purchase of the patent pursuant to the purchase agreement.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 8.	Financial statements and supplementary data

Our financial statements appear at the end of this report beginning with the Index to Financial Statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are generally effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act. However, with our significant growth, we have committed additional resources to ensure our ability to satisfy our disclosure obligations.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, Also, ‘projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Name	Age	Position
Joseph I. Emas	53	Director
Melissa K. Rice	47	Director and Chief Executive Officer

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

Melissa K. Rice is a director and our Chief Executive Officer since April 2007. She has an extensive background in business and is also licensed to practice law in Florida. Ms. Rice has been practicing attorney specializing in securities regulations and corporate transactions, assisting emerging companies in debt and equity financing, as well as providing general corporate governance advice to emerging companies from October 2000 to the present, Ms. Rice earned a Bachelor of Science degree in Marketing from the University of Tampa, a Juris Doctor degree from Stetson School of Law in St. Petersburg, Florida and a Masters of Business Administration from Stetson University in Deland, Florida.

Section 16(a) Beneficial Ownership Reporting Compliance.

No person who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of our common stock has furnished to us Forms 3, 4 and 5, and amendments thereto, or filed such reports and amendments with the U.S. Securities and Exchange Commission, during our 2007 fiscal year.

Code of ethics.

Subsequent to the period covered by this report the Company adopted a code of ethics. The code of ethics is filed as an exhibit to this report and will be available on the Company’s website (www.dynamicresponsegroup.com). The code of ethics may also be obtained free of charge by contacting the Company’s executive offices. The code applies to the Company’s officers and directors. The code provides written standards that are designed to deter wrongdoing and promote: (i) honest and ethical conduct; (ii) full, fair, accurate, timely and understandable disclosure; (iii) compliance with applicable laws and regulations; (iv) promote reporting of internal violations o the code; and (v) accountability for the adherence to the code.

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

Name and principal position	Year	Salary	Bonus	Stock Award	Other Compensation	Total
Melissa K. Rice Chief Executive and Principal Accounting Officer	2007	$225,000		650,000	$10,800	$235,800
	2006	$144,000				$144,000
	2005	$144,000	$65,000			$209,000

Kevin Sepe Chief Executive Officer	2006	$132,837				$132,837

Ken Oxsalida President	2005	$97,510	$35,000			$132,510

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned at March 31, 2008 by:

•	each of our directors and executive officers, and

•	our directors and executive officers as a group.

The address of our directors and executive officers is our address. We arc not aware of any person or “group”, as defined in the Regulation S-K, who owned five percent or more of our common stock at March 31, 2008. We believe each person identified in the table has sole voting and investment power over the shares he or she owns, except as noted.

Name	Number of shares	Percentage
Melissa K. Rice	2,368,000	2.66%
Joseph I. Emas	2,150,000	2.41%
All directors and officers as a group (2 persons)	4,518,000	5.07%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

At December 31, 2007, there was $279,411 due to related parties, including $136,688 payable to Ms. Rice for advances made to the Company.

Item 14.	Principal Accountant Fees and Services

The following table sets forth amounts we have been billed with respect to 2006 and 2007 for certain services provided by our independent accountant,

Service Audit	2006	2007
Review of unaudited financial statements	$35,000	$40,000 — $30,000
Audit-related fees
Tax compliance, tax advice and tax planning
All other services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements. The following documents are filed as part of this Annual Report on Form 10-K:

(b)	Exhibits.

No.	Description
3.1(a)	Certificate of Incorporation of Registrant filed with the State of Delaware on October 26, 1982. (1)

3.1(b)	Certificate of Amendment of Certificate of Incorporation of Registrant filed with the State of Delaware on October 14, 1994. (1)

3.1(c)	Certificate For Renewal and Revival of Charter filed with the State of Delaware on May 20, 1994. (1)

3.1(d)	Certificate For Renewal and Revival of Charter of Registrant filed with the State of Delaware on April 23, 1996. (1)

3.1(e)	Certificate of Amendment of Certificate of Incorporation of Registrant filed with the State of Delaware on June 19, 1997. (1)

3.1(f)	Certificate For Renewal and Revival of Charter of Registrant filed with the State of Delaware on May 18, 1999. (1)

3.1(g)	Certificate of Amendment of Certificate of Incorporation of Registrant filed with the State of Delaware on July 27, 1999. (1)

3.1(h)	Certificate of Amendment of Certificate of Incorporation of Registrant filed with the State of Florida on March 5, 2007. (2)

3.1(i)	Articles of Amendment to Articles of Incorporation filed with the State of Florida on May 4, 2007

3.1(j)	Articles of Amendment to Articles of Incorporation filed with the State of Florida on December 10, 2008

3.2	By-Laws (3)

3.3	Articles of Merger and Redomestication (3)

4.1	Form of Convertible Note

4.2	Form of Warrant

10.1	Executive Employment Agreement between Company and Melissa K. Rice dated April 27, 2007

10.2	Binding Letter of Intent (ProCede licensing agreement) as amended, between Company and Amparo Arango Franco

10.3	License and Service Agreement between Company and Oracle USA, Inc

10.4	Exclusive Manufacture and Marketing Agreement between Company and Synergy I.P. Group, LLC

10.5	Fulfillment Services Agreement between Company and Innotrac Corporation

14	Code of Ethics

21.	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes–Oxley Act

(1)	Filed as an exhibit to Form 10-KSB, as filed with the Securities and Exchange Commission on November 20, 2000.
(2)	Filed as an exhibit to Amendment No. 1 to Form 10-SB, as filed with the Securities and Exchange Commission on May 11, 2007.
(3)	Filed as an exhibit to Form 10-SB, as filed with the Securities and Exchange Commission on February 13, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Response Group, Inc.

/s/ Melissa K. Rice
Melissa K. Rice, Chief Executive Officer and Principal Financial Officer

Date:	March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Melissa K. Rice	March 11, 2009
Melissa K. Rice
Chief Executive Officer, Principal
Financial Officer and Director

/s/ Reno R. Rolle	March 11, 2009
Reno R. Rolle
Director

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.,

AND SUBSIDIARIES

FINANCIAL STATEMENTS

DECEMBER 31, 2007 and DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of Dynamic Response Group, Inc. f/ka/ Youth Enhancement Systems, Inc., and Subsidiaries

We have audited the accompanying balance sheet of Dynamic Response Group, Inc. f/k/a Youth Enhancement Systems, Inc., and Subsidiaries and the related statements of operations, changes in shareholders’ deficiency and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida March 28, 2008

DYNAMIC RESPONSE GROUP, INC.

(f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.)

CONSOLIDATED BALANCE SHEET

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash	$571,571	$364,121
Accounts receivable, net	1,656,618	1,035,802
Inventory, net	566,899	260,835
Direct response advertising cost	186,463
Other current assets	103,517	73,618
Total current assets	3,085,068	1,734,376
Office equipment-net	29,835
Product prototype	10,500
Intangible assets-trademark and patent	1,340,150	1,077,650
Restricted cash	10,000
Other assets	24,188
Total assets	$4,499,741	$2,845,191
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$4,253,707	$2,594,448
Due to related parties	279,411
Promissory Note		100,000
Convertible promissory notes	2,166,858	1,547,000
Total current liabilities	6,699,976	4,241,448
Commitments and contingencies
Stockholders’ Deficiency:
Common stock; $.0001 par value, 100,000,000 shares authorized. 85,273,066 issued and outstanding at December 31, 2007; 100,000,000 authorized, 65,355,697 issued and outstanding at December 31, 2006	8,527	6,536
Additional paid-in capital	14,317,923	12,159,708
Accumulated deficit	(16,526,685)	(13,562,501)
Total stockholders’ deficiency	(2,200,235)	(1,396,257)
Total liabilities and stockholders’ deficiency	$4,499,741	$2,845,191

See Notes to Consolidated Financial Statements

DYNAMIC RESPONSE GROUP, INC.

(f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,

	2007		2006
Gross revenues		$20,126,837	$12,230,121
Sales returns and allowances		(4,944,036)	(3,056,953)

Net revenues		15,182,801	9,173,168
Cost of revenues		2,527,807	1,612,366

Gross profit		12,654,994	7,560,802
Operating expenses:
Selling expenses		9,813,433	7,212,852
General and administrative		3,594,543	1,635,486
Consulting fees		113,690	621,519
Depreciation		5,514	11,830
Taxes		28,898	73,083

Total operating expenses		13,556,079	9,554,770

Operating loss		(901,085)	(1,993,968)

Other income (expense):
Other income		35,337	8,941
Interest expense		(345,415)	(164,051)
Stock-based compensation		(1,753,020)

		(2,063,098)	(155,110)

Net loss		$(2,964,184)	$(2,149,078)

Weighted Common Shares Outstanding:
Basic and diluted		76,918,737	60,834,652

Net loss per common share	S	(0.04)	$(0.04)

See Notes to Consolidated Financial Statements

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIENCY

	Preferred Stock				Original Common Stock		New Common Stock
	Shares	Series A	Shares	Series B	Shares	Amount	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Total
Balance at December 31, 2005	1,855,600	1,838,100	1,343,500	1,035,927	56,313,607	5,632	—	—	7,567,952	(11,413,422)	(965,81)
Cancellation of Series A Preferred Stock and reissuance of new Common Stock	(1,855,600)	(1,838,100)				—	1,855,600	1,855	1,836,245		—
Cancellation of Series B Preferred Stock and reissuance of new Common Stock			(1,343,500)	(1,035,927)		—	1,343,500	1,343	1,034,584		—
Cancellation of original Common Stock for new Common Stock					(56,313,607)	(5,632)	56,313,607	2,433	3,199		—
Proceeds from merger						—	4,020,040	722	824,000		824,722
Proceeds from exercise of warrants						—	1,822,950	182	893,728		893,910
Net loss										(2,149,078)	(2,149,078)

Balance at December 31, 2006	—	$—	—	$—	—	$—	65,355,697	$6,535	$12,159,708	$(13,562,50)	$(1,396,257)
Shares issued to investor	—	—				—	391,000	39	82,599		82,638
Fair value of share issued for services							12,268,057	1,227	1,215,294		1,216,521
Compensation to officers and employees							4,750,000	475	536,025		536,500
Shares issued in connection with warrants						—	629,007	63	(63)		—
Shares issued in connection of accrued liabilities						—	1,879,305	188	324,360		324,548
											—
Net loss										(2,964,184)	(2,964,184)

Balance at December 31, 2007	—	$—	—	$—	—	$—	85,273,066	$8,527	$14,317,923	$(16,526,685)	$(2,200,235)

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,964,184)		$(2,149,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for consulting services	1,753,020
Issuance of common stock in settlement of accrued liabilities	324,548
Depreciation	5,514		11,830
Provision for returns	84,066		78,712
Provision for doubtful accounts	100,000		212,000
Changes in operating assets and liabilities:
Accounts receivable	(804,882)		(921,877)
Inventory	(306,064)		(7,136)
Prepaid Expenses and other asset	(29,899)		(67,827)
Capitalized direct response advertising cost	(186,463)
Other assets	(1,023)		(2,950)
Accounts payable and accrued expenses	1,659,259		1,777,859
Due to related party	279,411
Accrued interest on notes payable to related parties			(155,947)

Net cash used in operating activities	(86,697)		(1,224,414)

Cash flows used in investing activity:
Purchase of office equipment	(35,349)
Purchase of prototype	(10,500)
Payments toward patent agreement	(262,500)		(337,650)

Net cash used in investing activity	(308,349)		(337,650)

Cash flows from financing activities:
Repayment of loans payable			(357,508)
Repayment of related party loans			(176,952)
Proceeds from issuance of shares	82,638
Proceeds from issuance of convertible promissory notes	619,858		410,000
Proceeds from merger			824,000
Proceeds from exercise of warrants			673,786
Repayment of promissory note	(100,000)		(100,000)
Payments of financing fees			(71,309)

Net cash provided by financing activities	602,496		1,202,017
Net increase (decrease) in cash	207,450		(360,047)
Cash, beginning of year	364,121		724,168

Cash, end of year	$571,571		$364,121

Supplemental disclosures of cash flow information:
Cash paid for taxes	$28,898		$73,083

Cash paid for interest	$264,930		$437,204

Non-cash financing activities:
Issuance of shares for consulting services	$1,753,020	$

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 — NATURE OF BUSINESS

Dynamic Response Group, Inc. f/k/a Youth Enhancement Systems, Inc., (the Company), is a marketing company engaged in the business of Electronic & Multi Media Retailing, including print, radio, television and the internet and considers itself an emerging leader in the use of direct response transactional television programming, known as infomercials, to market consumer products.

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

NOTE 2 — BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements include the results of operations of all subsidiaries over which the Company holds a 100% interest. The results of operations of these companies are accounted for using the consolidated method of accounting. All material inter-company accounts and transactions have been eliminated.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company incurred advertising expenses of $5,252,100 and $5,665,926 during 2007 and 2006, respectively. The Company capitalized direct response advertising cost of approximately $186,000.

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

Provision for Returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a nonrecurring basis, the Company has accepted product returns. The Company estimates its provision for product returns to amount to approximately $84,000 at December 31, 2007. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

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

New accounting pronouncements Fair value measurements

In September 2006, the EASE issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

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

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15,2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

FSP FAS 123(R)-5

FSP FAS 123(R)-5 was issued on October 10, 2006, The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

The Fair Value Option for Financial Assets and Financial Liabilities

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SPAS No. 141(R)). This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.

SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SEAS No. 141(R) could have on its consolidated financial statements.

SAB No. 110

On December 21, 2007 the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), which, effective January 1, 2008, amends and replaces SAB No. 107, Share-Based Payment. SAB No.1 10 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB No. 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB No. 110 could have on its financial statements.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables due from individuals. The balance at December 31, 2007 is $1,656,618, which is shown net of allowances for doubtful accounts and product returns of approximately $184,000.

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 5 — INVENTORIES

Inventories at December 31, 2007 consist of the following:

Finished goods	$637,535
Reserves	(70,636)

Inventory, net	$566,899

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation at December 31, 2007 consist of the following:

Computer	$31,412
Equipment
Furniture & fixtures	3,937

35,349
Accumulated depreciation	(5,514)

Property and equipment, net	$29,835

Depreciation expense totaled $5,514 and $11,830 during 2007 and 2006, respectively.

NOTE 7 — INTANGIBLE ASSETS

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

NOTE 8 — ACCRUED COMPENSATION

Accrued compensation consists of unpaid wages to officers and consultants. Accrued compensation in the amount of $ 279,411 was recorded as of December 31, 2007.

NOTE 9 — PROMISSORY NOTE

On June 27, 2005, the Company issued a promissory note to an investor with a principal amount of $200,000. The note bears interest at 15% per annum, with both interest and principal payable monthly. As of December 31, 2007, the Company has paid the principal balance due in full.

Interest expense totaled $4,980 and $14,408 during 2007 and 2006, respectively.

NOTE 10 — CONVERTIBLE NOTES

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

NOTE 11 STOCKHOLDERS’ EQUITY

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

The Company determined that fair value of the warrants issued using the Black-Scholes model with the following assumptions: a volatility factor of .01%, five year warrant terns from the date of issuance, and a risk free interest rate of 3.84%. Based on this, the valuation of the warrants was considered immaterial.

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

NOTE 11 — INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2006 consists of the following:

	2007	2006
Current:
Federal		$—
State
Deferred:
Federal	(1,200,495)	(455,000)
State
Tax (benefit) from the decrease in valuation allowance	1,200,495	455,000

Provision (benefit) for income taxes, net	—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	35.0%
Decrease in valuation allowance	(81.0)%
State income taxes	5.5%
Other	—%
Valuation allowance	(40.5)%

Effective tax rate	(0.0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2007
Net operating loss-carryforwards expiring between 2019-2027	$16,500,000
Depreciation and amortization
Other

Deferred income tax asset	$16,500,000

DYNAMIC RESPONSE GROUPS, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

The net deferred tax assets and liabilities are comprised of the following:

2007
Deferred tax assets:	$—
Current
Non-current	6,682,500
Less: valuation allowance	(6,682,500)

Net deferred income tax asset	$—

NOTE 12 — COMMITMENTS

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

Formula Commitments:

On April 8, 2003, the Company entered into a binding letter of intent (LOI) with the inventor of the formula that is used in the manufacture of the Company’s ProCede product line. The amended terms of the LOT require the Company to pay the inventor a monthly fee of $25,000 through March 2011 for the license of the formula and all of its rights.

Upon the expiration of the amended LOT, the Company will have the exclusive right to purchase the formula and its patent in March 2011 for an amount equally to $5,000,000 less any amount previously paid by it under the aforementioned LOI. Upon the closing, the inventor will transfer all rights, title and interest in and to the formula and all intellectual rights property rights associated therewith including, but not limited to, the patent and other applications. The Company agrees to pay the inventor a 1% perpetual royalty based on the worldwide gross sales of the formula each calendar quarter.

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

$127,911

The Company is currently working with the State of Texas to complete a similar arrangement. The total principal balance due to the State of Texas is $83,697, without penalty or interest

NOTE 14 — LEGAL

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