Form 10-Q/A
period 2008-03-31
Dynamic Response Group, Inc.
filed 2009-03-11
CIK 1098685

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

4770 Biscayne Boulevard, Suite 780, Miami, FL, 33137

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

PART I– FINANCIAL INFORMATION

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q amends the Company’s quarterly report for the period ended March 31, 2008, originally filed with the Securities and Exchange Commission on May 15, 2008. This Amendment No. 1 continues to speak as of the date of the Form 10-Q, and no disclosures in the original Form 10-Q have been modified or updated except to correct the certifications attached as Exhibits 31.1 and 32.1 and to revise the Exhibit Table in Item 6 . No other changes have been made and all other information included in the Form 10-Q filed by the Company on May 15, 2008 remains unchanged and has been omitted from this Amendment No. 1.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Response Group, Inc. (Registrant)

Date: March 11, 2009	By:	/s/ Melissa K. Rice
Melissa K. Rice Principal Executive Officer and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes–Oxley Act.