Form 10-Q/A
period 2008-06-30
Dynamic Response Group, Inc.
filed 2009-03-11
CIK 1098685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

PART I – FINANCIAL INFORMATION

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q amends the Company’s quarterly report for the period ended June 30, 2008, originally filed with the Securities and Exchange Commission on August 20, 2008, as amended By Amendment No. 1 on September 22, 2008. This Amendment No. 2 shall amend the original filing, as amended by Amendment No. 1, in its entirety. Exhibits required to be filed hereunder, are incorporated herein by reference to the original filing.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of period covered by this report.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 11, 2009	DYNAMIC RESPONSE GROUP, INC.

/s/ Melissa K. Rice
Principal Executive Officer and Principal Financial Officer

Exhibit Index

No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002