Form 10-Q/A
period 2008-09-30
Dynamic Response Group, Inc.
filed 2009-03-11
CIK 1098685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2

TO

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q amends the Company’s quarterly report for the period ended September 30, 2008, originally filed with the Securities and Exchange Commission on November 17, 2008, as amended By Amendment No. 1 on November 19, 2008. This Amendment No. 2 shall amend the original filing, as amended by Amendment No. 1, in its entirety. Exhibits required to be filed hereunder, are incorporated herein by reference to the original filing.

PART I—FINANCIAL INFORMATION

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

LIABILITIES AND STOCKHOLDERS’ DEFICIT
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

NOTE 1—NATURE OF BUSINESS

Dynamic Response Group, Inc., (the Company), is a leading innovative strategic marketing company engaged in the business of Electronic & Multi Media Retailing, including print, radio, television and the internet and considers itself an emerging leader in the use of direct response transactional television programming, known as infomercials, to market consumer products.

NOTE 2—GOING CONCERN

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

NOTE 3—BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements include the results of operations of all majority owned subsidiaries of the Company. The results of operations of these companies are accounted for using the consolidated method of accounting. All material inter-company accounts and transactions have been eliminated.

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 5—RECENT ACCOUNTING PRONOUNCEMENTS

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

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company does not believe that its adoption of SFAS No. 160 will have a material impact on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election of this fair-value option has a material impact on its consolidated financial condition, results of operations, cash flows or disclosures.

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

NOTE 6—CONVERTIBLE PROMISSORY NOTES

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

NOTE 7—INVENTORIES

Inventories at September 30, 2008 and December 31, 2007 consist of the following:

	2008	2007
Finished goods	$369,413	$637,535
Reserves	(8,709)	(70,636)

Inventory, net	$360,704	$566,899

NOTE 8—INCOME TAXES

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

Throughout this quarterly report on Form 10-Q (the “Report”), the terms “DRG”, “Dynamic Response”, the “Company”, “we,” “our,” and “us” refer to Dynamic Response Group, Inc., a Florida corporation and its wholly owned and majority subsidiaries.

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

Overview

We are a marketing company, developer and distributor of branded lifestyle products and solutions designed to appeal to consumers who value personal development, wellness, spirituality and entertainment. Our success depends in part on our ability to offer products that reflect consumers’ tastes and preferences and therefore, items are added and removed from our product line accordingly. Our current line of products includes:

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

We discontinued our NASCAR product offering at the end of the quarter ending September 30, 2008 and do not expect the loss of this product to materially impact our results of operations or financial condition.

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

We market and sell our products and programs through print catalogs, radio, direct mail but focus our selling efforts primarily on direct response television (“DRTV”) programming and the Internet. DRTV is television advertising that asks consumers to respond directly to us, either by calling an 800 number or by visiting one of our product web sites. DRTV programming is available to us through licensed distributors to more than 370 million households in seventy countries worldwide, including Argentina, Australia, Austria, Belarus, the Benelux countries, Brazil, China, Denmark, Ecuador, certain Eastern European countries (exclusive of Iran, Syria and Sudan), Finland, France, Germany, Greece, Ireland, Italy, Japan, Mexico, most Middle Eastern countries, New Zealand, Norway, Peru, Portugal, Russia, Spain, most South American countries, Sweden, Switzerland, Taiwan, Turkey, Ukraine and the United Kingdom. Internationally, the infomercials are aired on one or more of three technologies by licensed distributors: (i) satellite transmission; (ii) cable operators who retransmit satellite broadcasts, and (iii) terrestrial broadcast television. Domestically, we purchase most of our cable television time directly from cable networks and their respective media representatives. In addition to airtime purchased on cable networks, we purchase broadcast television time from network affiliates and independent stations. Broadcast television time segments are purchased primarily in 30-minute spots.

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

NET REVENUE BY PRODUCT

PRODUCT	NINE MONTHS ENDED SEPTEMBER 30, 2008		NINE MONTHS ENDED SEPTEMBER 30, 2007		CHANGE
ProCede	$2,217,432	9%	$5,222,211	59%	$(3,004,779)	-58%

Riddex Plus	$17,419,725	70%	$849,896	10%	$16,569,829	1950%

Legends of Soul	$2,214,058	9%	—	—	$2,214,058	100%

The Official NASCAR Members Club	$1,372,876	6%	$418,866	5%	$954,010	228%

Turbo Cooker	$641,357	3%	—	—	$641,357	100%

Clean Machine	$28,988	—	$1,507,141	17%	$(1,478,153)	-98%

Back Yard Drills	$1,327	—	$131,921	1%	$(130,594)	-99%

Other	$1,032,999	3%	$747,275	8%	$285,724	38%

NET REVENUE	$24,928,762	100%	$8,877,310	100%

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

PART II—OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 11, 2009	DYNAMIC RESPONSE GROUP, INC.

/s/ Melissa K. Rice
Melissa K. Rice
Principal Executive Officer and Principal Financial Officer

Exhibit Index

No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002