Form 10-K
period 2008-12-31
Dynamic Response Group, Inc.
filed 2009-04-15
CIK 1098685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

DYNAMIC RESPONSE GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	000-28201	52-2369185
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

4770 Biscayne Boulevard, Suite 780, Miami, FL, 33137

(Address of Principal Executive Office) (Zip Code)

305-576-6889

(Registrant’s telephone number, including area code)

4770 Biscayne Boulevard, Suite 1400, Miami, FL, 33137

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $2,519,472 based upon the closing price quoted for such date on the OTC Bulletin Board.

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, on March 27, 2009 was 90,187,270.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1.	BUSINESS

Certain statements contained under “Item 1 - Business”, “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K regarding matters that are not historical facts, constitute “forward-looking statements”. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These forward-looking statements generally can be identified as statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “may”, “will” or other similar words or phrases. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements to differ materially from any expected results, performance or achievements discussed or implied by such forward-looking statements. Many of the risks, uncertainties and other important factors that could cause actual results to differ materially from expectations of the Company are described under “Item 1A - Risk Factors” in this Form 10-K. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by such factors.

THE COMPANY

We are a marketing company, developer and distributor of personal development, wellness and entertainment consumer goods and services through print catalogs, radio, direct mail, direct response television programming (also known as “DRTV” or infomercials) and the Internet. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution.

The Company was organized in 1982 as a Delaware corporation under the name Robotic Systems & Technology, Inc. In 1994, the Company changed its name to Concord International Group, Inc. which merged into Maxnet, Inc. in June 1997. In July 1997, Maxnet, Inc. merged into Maxplanet Corp. In May 2006, the Maxplanet Corp. filed articles of domestication to change its state of incorporation from Delaware to Florida and in June 2006 merged into Youth Enhancement Systems, Incorporated. In March 2007 the Company changed its name to Dynamic Response Group, Inc.

The Company has been a reporting company since March 2007 and its common stock is quoted on the Over-the-Counter-Bulletin-Board under the symbol “DRGP.OB” Our principal place of business is located at 4770 Biscayne Blvd., Suite 780, Miami, Florida 33137. Our telephone number is (305) 576-6889. Our website is www.dynamicresponsegroup.com. The information on our website is not incorporated into and is not a part of this Report.

SUBSIDIARIES

The Company’s wholly owned subsidiaries are TMK Holdings, Inc, a Florida corporation, Consumer Dynamix Corp, a Florida corporation, ProCede Corp, a Florida corporation and TV Short Force, Inc., a Florida corporation. The Company is the majority shareholder of Medico Express, Inc. (f/k/a USA 24/7, Inc.), a Florida corporation.

FINANCIAL INFORMATION

	Period Ended December 31, 2008	Period Ended December 31, 2007
Gross Revenues	$40,129,630	$20,126,837
Net Revenues	$31,805,761	$15,182,801
Gross Profit	$25,851,095	$12,654,993
Gross Profit as a % of Gross Revenue	64%	63%

Net Income/(Loss)	$(3,842,841)	$(2,964,184)

Current Assets	$2,710,810	$3,085,068
Total Assets	$3,988,196	$4,499,741

PRODUCTS

During 2008 our products included:

•

Riddex Plus - an electronic pest control product that creates an irritating environment for rodents, roaches and other pests inside walls, chasing them from homes and preventing future pests from entering.

•	“Legends of Soul” - a DVD and CD series of concerts of ten classic soul artists.

•	ProCede - a hair thickening treatment system for men with thinning hair.

•	The Official NASCAR Members Club - a bundled package of the NASCAR membership and select merchandise offered direct-to-consumers via outbound sales calls.

•

Turbo Cooker - steams, bakes, roasts and fries with easy clean-up. The Turbo Cooker has internal steam racks that cook different entrees on multiple layers allowing for preparation of a full course meal all in one unit.

At year end, we assessed the profitability of our product mix including products in varying stages of testing and development. We discontinued our NASCAR product offering and our Legends of Soul offering during the fourth quarter of 2008 based on weakened consumer demand and increased return rates associated with our NASCAR and Legends of Soul products. We also discontinued our marketing efforts for ProCede during the fourth quarter due to underperforming sales.

During the first quarter of 2009, we discontinued our Turbo Cooker offering due to less than anticipated sales performance. We reassessed our products in varying stages of development and testing and terminated our agreements to market and sell Polar Delight and AbFlexer based on our test market data. Both Vibio, an exercise platform wholly owned and developed by us, and Spin Fryer, a patented technology that allows for the cooking of fried foods with 50% less oil on the food after cooking, produced moderate test results and we anticipate further developing these products for further testing and rollout in late 2009.

PRODUCT DEVELOPMENT

We spent approximately $300,000 and $400,000 for years ended December 31, 2008 and 2007, respectively and anticipate spending up to $500,000 during 2009 on product development. We actively search for and analyze new products that we believe are suitable for DRTV marketing and subsequent marketing through non-infomercial distribution channels. We analyze new product ideas from a variety of sources, including inventors, suppliers, trade shows, industry conferences, strategic alliances with manufacturing and consumer product companies and we have an ongoing review of new developments in our targeted product categories. We also receive unsolicited new product proposals from independent third parties.

In determining which products or services to develop and market, we evaluate the suitability of the product or service for television demonstration as well as the anticipated perceived value of the product or service to consumers. We also determine whether an adequate supply of the product is available and can be timely delivered to one of our fulfillment centers and we analyze whether the estimated profitability of the product satisfies our business model. Once we decide a product fits our model, we either purchase the product directly or purchase the rights to distribute the product.

We believe that our success depends on our ability to offer products that reflect consumers’ changing tastes and preferences and therefore, items are added and removed from our product line and market testing and product release are timed accordingly. Once we decide to bring a product to market, we arrange for the production of an infomercial that may be from one to thirty minutes in length. We consider several factors in determining the length of an infomercial. Factors include the cost of the product and the time it takes to provide in-depth demonstrations and explanations of the product and the territory in which it may be viewed in the future. Once we have made a determination as to the length of the message we are relaying to the market, we attempt to present a product in an entertaining and informative manner using a variety of program formats. Our infomercials are currently produced and edited in-house by an independent producer who works under our direction. The time it takes to create and produce an infomercial is dependent on the type of product or service; however, on average, an infomercial takes two to three months from initial concept to final programming. The industry average to film and produce and infomercial can be as high as $356,000. Our costs of producing an infomercial generally range from $25,000 to $350,000 per product or service in addition to fees based upon sales of the products or services that are customarily paid to producers, hosts and spokespersons.

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

CUSTOMER SERVICE

We focus on building and maintaining customer relationships that thrive on loyalty and trust. We maintain a “no-risk guarantee” policy, whereby we provide a customer a full refund for our products that are returned for any reason. As we further develop our business model we intend to establish a most valued customer program, which extends added benefits to our most loyal customers. We maintain our customer service center with our fulfillment partners except for our Medico Express division to be rolled out this year which will be serviced by an in-house customer service department dedicated solely to fulfillment for Medico Express.

SALES AND MARKETING

We purchase media to advertise our products and programs through radio, direct mail, the Internet and through DRTV or infomercials. Our primary focus on sales and marketing is through DRTV programming that we develop, test and produce in-house for distribution through licensed distributors in the United States. During 2008, we sold our ProCede product in Europe, South America, Central America, the Caribbean, the United Arab Emirates and Saudi Arabia through Global DR Group, Inc., an independent distributor. None of our products are currently sold outside the United States.

Infomercials are aired on one or more of three technologies by licensed distributors: (i) satellite transmission; (ii) cable operators who retransmit satellite broadcasts, and (iii) terrestrial broadcast television. We purchase most of our cable television time directly from cable networks and their respective media representatives. In addition to airtime purchased on cable networks, we purchase broadcast television time from network affiliates and independent stations. Broadcast television time segments are purchased primarily in spots of one to two minutes. For the period ended December 31, 2008, our media and advertising costs were 60% of our total selling and marketing expenses as compared to 54% for the year ended December 31, 2007.

We also use the Internet to sell our products and to provide information for each product to consumers. We offer each of our products through their own websites and promote our websites through visual media, print publications, product packaging and Internet links.

Through each medium, we provide a phone number to one of our two call centers that a consumer calls to order a product. The call center takes the order and processes a credit card given by the customer. When payment is made by the bank that issues the credit card to the call center’s credit card processing department, the payment is forwarded to us. We also license our products and our advertising through distributors who invest in media and take a larger percentage of the sales. These distributors purchase the goods from us at wholesale and take on the responsibility of marketing our products.

INVENTORY/DISTRIBUTION

With the exception of Medico Express, which we will fulfill in-house or use drop shippers, we outsource order fulfillment, inventory management and customer service through Planet E Shop and Innotrac Corporation that allow us to distribute our products, just-in-time, from fulfillment centers located in Dallas, Texas and Reno, Nevada. These centers oversee our customer support for Internet sales and returns and exchanges. Products ordered through one of our in-bound call center partners are generally shipped no later than the next business day. In August 2008, we entered into an agreement with Global DR Group, Inc. (“Global”), an international sourcing and distribution-company that distributed our ProCede Product from 2006 through 2008. Although none of our products are currently sold or distributed outside of the United States, Global grants us a right of first refusal to license Global’s internationally successful products and infomercials for marketing in the United States market. Conversely, the agreement grants Global the right to distribute our products in its distribution stream worldwide.

SEASONALITY

Our revenue and results of operations have fluctuated and will continue to fluctuate on a quarterly basis as a result of a number of factors, including the amount of advertising dollars spent, fluctuations in response rates and merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in our merchandise mix. In particular, sales volume has historically been higher during the holidays during our fourth quarter, which ends December 31. We recognized 25% and 35% of our annual revenue during the fourth quarter of 2008 and 2007, respectively.

COMPETITION

The direct response industry in general is highly competitive and is wholly dependent on anticipating and timely reacting to changing consumer tastes. Our competitors primarily include other direct response marketers but also include retailers, manufacturers and producers of products similar to ours, online e-commerce sites and indirect competitors such as media companies, fulfillment centers and distributors we may engage to sell our products and services.

Direct response market leaders fluctuate constantly as those with popular products and shows may dominate the airwaves by purchasing premium time slots and air time in bulk, therefore limiting media time to other competitors. We also compete with a large number of consumer product companies and retailers who have substantially greater financial, marketing and other resources than we have, some of which have commenced or indicated their intent to conduct direct response marketing. There also exists a threat from competitors who attempt to copy a successful product we market and market their copied product at significantly lower prices than we may to sell ours. Products similar to ours may also be sold in department stores, pharmacies, general merchandise stores, over the Internet, in newspapers, magazines and direct mail advertising, thereby diminishing our competitive position.

We believe that the principal competitive factors in our business include authenticity of information, unique content, distinctiveness and quality of product, brand recognition, price, convenience, fast and reliable fulfillment and customer service. Many of our current and potential competitors have greater resources, more customers and greater brand recognition. We also expect industry consolidation to increase competition. As our competitors grow, they may secure better terms from manufacturers, distributors and fulfillment centers, adopt more aggressive pricing and devote more resources to programming, fulfillment, and marketing which could result in reduced operating margins and loss of market share for our Company. However, we believe that our experience in identifying unique products, media placement, telemarketing, in house programming, order fulfillment, product sourcing and customer service gives us a competitive advantage over many other competitors in the marketplace. While we believe our business plan and assumptions are reasonable and provide us a competitive advantage, demographic trends and consumer tastes on which they are based may change and current consumption levels may not be sustained. Any decrease of consumer interest in purchasing goods that we promote would materially and adversely affect our operations and financial prospects.

INTELLECTUAL PROPERTY

Except as set forth below, we obtain the rights to market and sell our products and services through license and royalty agreements with the owners or inventors of the products we market.

ProCede - We own the rights to the trademark for ProCede. In December 2008, we terminated our license agreement with the inventor, discontinued sales of ProCede, and are currently rebranding a product for future marketing under our trademark.

Riddex Plus - We purchase Riddex Plus wholesale under an oral agreement with the owner who retains retail rights. Under our oral agreement, we pay the owner a per piece price for each unit we sell.

Legends of Soul - We sold Legends of Soul under a royalty agreement with the developer who was paid per unit. We terminated this agreement in December 2008 due to higher margins associated with product returns.

Spin Fryer - In May 2008, we entered into an agreement to manufacture and market our Spin Fryer product through a manufacturing and marketing agreement with Synergy I.P. Group, LLC, under U.S. Patent No. 5,993,872. Under the terms of the agreement, Synergy shall assign up to 50% of its patent rights to the Company in incremental percentages based the Company meeting performance benchmarks. Our marketing rights and ownership rights to the patent shall remain exclusive for fourteen months from the airing of the infomercial to be produced by the Company; thereafter, the exclusivity rights shall continue if the Company sells a minimum number of products. Synergy will receive 5% of the manufacturing cost per unit for all sales made via the Infomercial and 10% of the manufacturing cost per unit for sales made at retail, live shopping, catalogue, or through other marketing venues. We paid a $10,000 advance to Synergy in May 2008 and have agreed to pay $15,000.00 upon completion of the shooting of the Infomercial and $25,000.00 upon roll out of the final product. We have also agreed to grant options to Synergy to purchase an aggregate of 5,000,000 options to purchase common stock of the Company of which 1,000,000 options vested in May 2008 and may be exercised at $0.05 per share; 2,000,000 options vest upon satisfaction of performance benchmarks in connection with manufacturing and marketing agreement at an exercise price of $0.12 per shares; and the balance of 2,000,000 options vest upon satisfaction of further performance benchmarks at an exercise price of $0.25 per share.

Aeropedic – In November 2008 we contracted for the rights to market and sell Aeropedic, a mattress topper constructed from high quality memory foam with adjustable functions and support, from GlobalTV Concepts, Inc. In March 2009, we licensed the rights to market and sell Aeropedic to Allstar Marketing Group, LLC for a period of 12 months in exchange for 40% of the net revenue from worldwide sales by Allstar together with aggregate nonrefundable advances of $450,000 and a per unit sold royalty payable to the Company upon meeting certain benchmarks.

REGULATORY MATTERS

The regulation of programming services and Internet services is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be adversely affected by future legislation, new regulation or deregulation.

A number of existing and proposed laws restrict disclosure of consumers’ personal information which may make it more difficult for us to generate additional names for our direct marketing, and restrict our ability to send unsolicited electronic mail or printed materials. Although we believe we are generally in compliance with current laws and regulations and that these laws and regulations have not had a significant impact on our business to date, it is possible that existing or future regulatory requirements will impose a significant burden on us. Congress and individual states may consider additional online privacy legislation. Other Internet-related laws and regulations enacted in the future may cover issues such as defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The future adoption of such laws or regulations may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for the services and products of the Internet or otherwise have an adverse effect on our business, operating results and financial condition. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose us to substantial liability.

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

EMPLOYEES

As of December 31, 2008, the Company had 11 full-time employees and no part-time employees. None of our employees are represented by a collective bargaining agreement. Management of the Company considers its relationship with its employees to be satisfactory.

AVAILABLE INFORMATION

We file with annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents as required by applicable law and regulations with the United States Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N. E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (1-800-732-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and amendments, and other information regarding issuers that file electronically with the SEC. We also provide copies of our Forms 8-K, 10-K 10-Q, proxy statements and other documents filed with the SEC at no charge to investors upon request.

ITEM 1A.	RISK FACTORS

There are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the SEC, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. The risks described below and elsewhere in this Report are not the only ones that relate to our businesses or our capitalization; however, the risks described below are considered to be the most material. Additional risks and uncertainties that we currently deem immaterial may also impair our business operations, and historical results are not necessarily an indication of the future results. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

Risks Relating to Our Business Generally

We have incurred losses and have limited capital resources that may adversely affect our financial condition raising doubt as to our ability to continue as a going concern.

At December 31, 2008 we had an accumulated deficit of $20,369,526. We have incurred net losses for the years ended December 31, 2008 and December 31, 2007 in the amounts of $3,842,841 and $2,964,184, respectively and currently owe over $7,300,000 in accounts payable to our vendors and have obligations to repay up to $1.9 million to convertible note holders beginning in July 2009. We expect our research and development, general and administrative and sales and marketing expenses, including media expenses, to increase over the next several years as we expand our product offerings. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues to offset our increased costs, we may continue to sustain losses and our business plan and financial condition may be materially and adversely affected. As a result of our limited capital resources, we may also be forced to delay the acquisition, development or rollout of one or more products, any of which could have a material adverse impact on our business and would likely have a material adverse effect on the market price of our common stock. To address our capital needs, we may elect to raise funds through public or private sales of equity or from borrowings or from strategic partners. We may also negotiate with creditors to exchange current debt for equity. Additional equity financing or the issuance of shares to convert debt will be dilutive to our shareholders. Debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business. Forming strategic or joint partnerships, if available, may result in royalties or other terms which reduce our economic potential from products under development. In addition, third parties may attempt to acquire us at valuations our board of directors or shareholders may not find attractive.

Changes in economic conditions that impact consumer spending could result in significant fluctuations in sales which could adversely affect our results of operations.

Consumer purchases of discretionary items and retail products, including ours, decline during recessionary periods and also may decline at other times when disposable income is lower. General economic conditions changed significantly during the second half of 2008 as consumer confidence fell in response to the sharp decline in the US economy and stock market, bank failures and resulting credit crunch, all of which have led to less disposable income and lower demand for consumer goods. The longer the downturn in the economy persists, demand for our products and services whether caused by changes in consumer preferences or weakening of the U.S. or global economies may result in lower sales and decreased revenues.

Our revenue and results of operations fluctuate on a quarterly basis as a result of a number of factors that may result in decreased revenue or growth.

In addition to fluctuations attributed to the downturn in general economic conditions, our net sales and operating results fluctuate from quarter to quarter for many reasons including due to risks described elsewhere in this section and whether we are able to:

•	retain and increase sales to existing consumers, attract new consumers, and satisfy our consumers’ demands;

•	retain and expand our media outlets;

•	acquire products and services on favorable terms, manage inventory and fulfill orders in a timely manner;

•	develop competitive products, services and infomercials;

•	manage increases in manufacturing costs, as well as increases in the prices of production, fulfillment, shipping and packaging;

•	accurately time product releases

•	compete with other direct response companies, products, services and price decreases;

•	manage the level of product returns; and

•	collect amounts owed to us when they become due.

In particular, our sales volume has historically been higher during the fourth quarter holiday season. We believe that this seasonality will continue in the future which may impact forecasts and budgets. Any one or combination of the foregoing could negatively impact our results of operations.

Current restrictions on obtaining credit or debt financing may impact our ability to maintain cash flow and meet accounts payable which could materially affect our results of operations.

We have outstanding debt and may incur additional debt in the future which may require us to dedicate a significant portion of our future cash flow from operating activities to the payment of such debt. We cannot guarantee that we will be able to meet our current debt obligations when they become due or that we will be able to refinance our debt on terms acceptable to us, or at all. Further, current economic conditions have curtailed many sources of credit and liquidity and our ability to access these capital sources, should we need to, may be severely restricted. There can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all. A lack or high cost of credit could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes in the future, as needed, to plan for or to react to changes in consumer demand, product development, operations and competition in the event of further economic downturn.

In addition, the inability of our suppliers, manufacturers and other third parties we rely upon to obtain credit or other financing could interrupt or delay our operations which could materially adversely affect our operations.

We face increased competition that could reduce our sales and profits.

With the elimination of several retailers due to the downturn in the economy in 2008 has come the potential for increased entry into our industry by a wide variety of competitors. Our business is rapidly evolving and intensely competitive with competitors ranging from direct response marketers like us to thousands of small, local and regional businesses. Some smaller businesses may be able to more effectively personalize their relationships with customers, thereby gaining a competitive advantage. Although we believe that we do not compete directly with any single company that offers our entire range of merchandise, within each category we have competitors and we may face competition from new entrants. Many of our current and potential competitors have greater resources, better access to credit, more customers and greater brand recognition. As a result, they may secure better terms and adopt more aggressive pricing from manufacturers, media suppliers and distributors. They may also be better positioned to devote more resources to programming, fulfillment, and marketing or to invest in or form joint ventures with our competitors. Increased competition from these or other competitors could negatively impact our business by reducing our sales and negatively impacting profits.

Our success depends upon anticipating consumers’ changing preferences and how consumers perceive the value of our branded products, either of which could negatively affect sales.

Our products and services are targeted at consumers who are focused on personal development and who wish to maintain healthy lifestyles; however, consumer preferences and product trends are difficult to predict. A decrease in consumer interest in purchasing goods that promote the values we espouse would materially and adversely affect our customer base and sales revenues. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences and we may not respond in a timely or commercially appropriate manner to such changes. Further, because our success depends on visibility and perception of our branded products, building and maintaining recognition of our brands are important to attracting and expanding our customer base. If the value of any of our branded products were adversely affected, we cannot be certain that we would be able to attract new customers, retain existing customers or encourage repeat purchases resulting in diminished revenues, results of operations and prospects. Failure to anticipate and respond to changing consumer preferences and product trends and negative perception of our branded products could lead to, among other things, lower sales of our products, increased merchandise returns and lower margins, any or all of which could have a material adverse effect on operations.

Our failure to successfully execute branded merchandise strategy and high return rates could lead to higher than anticipated levels of inventory and overstocks that reduce our net revenues.

We create and market branded products that require us to adequately determine appropriate specifications, locate and negotiate terms with manufacturers and suppliers, establish accurate timelines for production, testing and delivery, timely submitting purchase orders and estimate purchase commitments. If we fail to prepare accurate forecasts, we may find ourselves with inadequate amounts of inventory resulting in higher costs with our fulfillment centers. In addition to risks associated with manufacturing of branded products, we may be exposed to inventory risks as a result of seasonality, rapid changes in product cycles or versions, changes in consumer demand and consumer spending patterns, and changes in consumer tastes with respect to our products and/or customer service. While we endeavor to accurately predict trends and avoid overstocking or under stocking products we may not accurately or timely forecast demand and may incur costs associated with significant lead-time and prepayments for products. In addition, the use of branded merchandise limits our ability to return unsold products to vendors, which can result in higher markdowns in order to sell excess inventory. Our commitment to customer service typically results in us keeping a high level of merchandise in stock so we can fill orders quickly. Consequently, we run the risk of having excess inventory, which may also contribute to higher markdowns. We also offer our customers liberal merchandise return policies that allows them to return products for a full refund for any reason. It is possible that actual returns may increase as a result of factors such as the introduction of new merchandise, changes in merchandise mix or other factors. Any increase in our merchandise returns will correspondingly reduce our net revenues. Any one of the inventory risk factors set forth above may adversely affect our operating results and net revenue.

High product return rates may adversely affect net revenue.

Certain of our products, such as our NASCAR product which was sold as a membership with an initial payment and monthly membership fees that could be cancelled at any time, and our Legends of Soul product that was sold in installment payments, had high rates of return which we believe were due to the higher product purchase price marketed to a demographic that has been affected by the economic downturn more so than others. As a result of the high return rates on these two products, we discontinued sales and terminated our agreements with the owners. While we expect certain products to incur high return rates, we may not accurately forecast reserves for returns for all products the result of which may increase expenses to us and adversely affect net revenue and profitability.

We rely on a limited number of suppliers for our products, the loss of one or more could materially adversely affect our operations.

Generally each product is sourced from a single supplier and our sole supplier of our Riddex Plus product accounted for approximately 75% of net revenue for the year ended 2008. Our relationships with our suppliers generally are not on a long-term contractual basis and in the case of Riddex Plus, our agreement with the supplier is oral. Our relationships with our suppliers do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing. Most of our suppliers could discontinue selling to us at any time with little or no notice. If one or more of our significant suppliers, particularly our supplier of Riddex Plus, were to sever their relationship with us, we could be unable to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition and results of operations.

Disputes concerning product and intellectual property may adversely affect our ability to market and sell products and services.

We own no patents, applications, trademarks or service marks and have obtained the rights to market and sell all of our products and services through license and royalty agreements that permit us to develop, manufacture, market, sell, duplicate and distribute products and services under trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property owned by the licensor or owner as the case may be. We rely on our license and royalty agreements to protect our rights to use any intellectual property; however, allegations of ownership, use, infringement or viability of any intellectual property against any licensor or owner could adversely affect our rights under our license and royalty agreements. Third parties may take actions that diminish the value of our rights or reputation and protection of our rights may require the expenditure of significant financial and managerial resources.

We also incur certain risks in developing proprietary DRTV programming and branded products. Other parties may claim that we infringe their proprietary rights and we may be subject to, claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own in providing e-commerce services to other businesses and individuals under commercial agreements. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

Any steps we take to protect our rights may not adequately protect our rights or prevent third parties from infringing or misappropriating our rights. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights that undermine our license and royalty agreements. Allegations regardless of merit, that we do not have rights to use certain intellectual property and media content and other disputes arising from such arrangements may be costly and may have a material adverse impact on operations.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

As a seller of consumer products, we face an inherent risk of exposure to product liability claims relating to personal injury, death or environmental or property damage and possible product recalls or other actions. The successful assertion of product liability claims against could result in potentially significant monetary damages and legal fees and our business and operations could be adversely affected by any resulting negative publicity. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with owners and manufacturers may not indemnify us from product liability. If our insurance protection is inadequate to cover claims or if we are unable to obtain indemnification from owners and manufacturers, we could be required to make significant payments from our own resources either of which could adversely affect operations.

We are dependent on third party manufacturers, suppliers and fulfillment providers to implement our business plan.

We rely on a limited number of manufacturers to produce products like ProCede and rely on suppliers to provide us with sufficient quantities of our other products to meet consumer demands in a timely manner, produce products in a humane and safe environment for both their workers and the planet, maintain quality standards consistent with each brand, and meet certain pricing guaranties. Our overseas sourcing of products, particularly Riddex Plus which we have an oral agreement with the supplier, may terminate with limited or no notice, and these arrangements carry risks associated with relying on products manufactured outside of the U.S., including political unrest and trade restrictions, currency fluctuations, transportation difficulties, work stoppages, and other uncertainties. In addition, a number of our suppliers are small companies, and some of these vendors may not have sufficient capital, resources or personnel to increase their sales to us or to meet our needs for increased commitments from them. The failure of manufacturers and suppliers to provide sufficient quantities of our products could decrease our revenues, increase our costs, and damage our customer service reputation.

Given our emphasis on customer service, the efficient and uninterrupted operation of order-processing and fulfillment functions is critical to our business. With the exception of Medico Express which will be served by an in-house fulfillment center, we rely on two fulfillment centers to take all of our consumer calls, process and complete orders, manage our inventory and handle returns. If we are not able to negotiate acceptable terms with these companies or they experience performance problems or other difficulties, it could negatively impact our operating results and adversely affect our customer service. Because we recognize revenue only when we ship orders, interruption of our shipping would diminish our revenues. In addition, even though we maintain back up arrangements, we are dependent on these call centers to maintain computer and telecommunications equipment in effective working order and to protect against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Growth of our customer base may strain or exceed the capacity of our call center computer and telecommunications systems and lead to degradations in performance or systems failure. We have experienced capacity constraints and failure of information systems in the past that have resulted in decreased levels of service delivery or interruptions in service to customers for limited periods of time. As a result, we continually monitor the technical infrastructure, system redundancies and backup power of our call centers to limit the likelihood of systems overload or failure, substantial damage to systems or a systems failure that could cause interruptions for a number of days that could adversely affect our business.

Adverse changes in existing relationships or the inability to enter into new arrangements with these parties on favorable terms, if at all, could have a significant adverse effect on our results of operations.

Information systems upgrades or integrations may disrupt our operations which could adversely affect sales.

We continually evaluate and upgrade our business intelligence and database systems, which are critical to our business. These systems assist in processing orders, managing inventory, purchasing and shipping merchandise on a timely basis, responding to customer service inquiries, and gathering and analyzing operating data by business segment, customer, and stock keeping unit (a specific identifier for each different product). We are required to continually update these systems. Furthermore, if we acquire other companies, we will need to integrate the acquired companies’ systems with ours, a process that could be time-consuming and costly. If our systems cannot accommodate our growth or if they fail, we could incur substantial expenses and our business could be adversely affected. To that affect we are also undergoing a new database development process that may take longer than anticipated to incorporate into our current business intelligence model; should that happen we could see adverse effects across all sectors of our business model. Additionally, our success in e-commerce will depend upon our ability to provide a compelling and satisfying shopping experience. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online technology, and if we are unable to do this, our business could be adversely affected. In addition, if we are unsuccessful in updating and expanding our infrastructure, including that of our call centers, our ability to grow may be constrained.

A material security breach could cause us to lose sales, damage our reputation or result in liability to us.

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

Government regulation of programming, the Internet and e-commerce is evolving and unfavorable changes could harm our business.

Programming services and the Internet are subject to varying degrees of regulation in the United States by the Federal Communications Commission and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to us and our business affiliates’ products and services sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by us or business affiliates, which could have a material adverse effect on our business. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, substantially every foreign country regulates, in varying degrees, the distribution, content and ownership of programming services in programming companies and the Internet. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the businesses and assets attributed to each group will not be adversely affected by future legislation, new regulation or deregulation.

We are subject to general business regulations and laws relating to e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, pricing, content, copyrights, distribution, consumer protection, the provision of online payment services and quality of products and services. There is lack of clarity on how existing laws governing issues such as property ownership, sales and other taxes and personal privacy apply to the Internet and E-commerce. Unfavorable resolution of these issues may harm our business. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet and e-commerce. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

We may not be successful in our attempts to expand our operations through new product acquisitions which could restrict capital and resources and negatively impact our operating results.

We cannot accurately predict the timing, size and success of our future product acquisition or licensing efforts. Identifying products that meet our criteria involves significant risks that could inhibit our growth and negatively impact our operating results, including the following: our ability to identify suitable products at acceptable prices; our ability to complete successfully the acquisition or licensing of products that we identify; our ability to compete effectively for available product opportunities; increases in asking prices by owners or suppliers to levels beyond our financial capability or to levels that would not result in the returns required by our product acquisition criteria; diversion of management’s attention to expansion efforts; unanticipated costs and contingent liabilities associated with product development; and failure of acquired products to achieve expected results. In addition, to acquire or license certain products, we may need to issue additional equity securities, spend cash, or incur debt, any of which could reduce our profitability and harm our operations and adversely impact our financial results.

The loss of the services of key personnel could disrupt our business and negatively affect operations.

We depend on the continued services and performance of Melissa K. Rice, our CEO, and particularly on key creative personnel responsible for the sales and marketing of our products and services. We do not have “key person” life insurance policies on any employee and believe that the loss of Ms. Rice or other key employees could interrupt operations and harm our business.

Risks Relating to our Securities

We may issue additional share stock to raise additional capital to fund operations which would dilute all shareholders.

We may require additional capital for acquisitions, to expand our product lines or to fund our working capital and capital expenditure requirements should economic conditions warrant such action. To date, we have relied on income from operations and while at present we do not have any intention of raising capital through the sale of stock, our Board of Directors and holders of the majority of the voting control of our stock have authorized an increase to our capital stock which would increase our current authorized capital of 100,000,000 shares to 250,000,000 shares of common stock and the number of shares of preferred stock from 10,000,000 shares to 50,000,000 shares, making approximately 60,000,000 shares available for future issuance. Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock.

The conversion or exercise of securities into shares of our common stock could negatively affect our stock price and dilute shareholders.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of December 31, 2008, we had 90,572,270 issued and outstanding shares of common stock and 8,300,749 of Series A Preferred Stock which may be converted into an aggregate of 54,013,646 shares of our common stock when we file an amendment to our Articles of Incorporation to increase our authorized capital. As of December 31, 2008, there were no outstanding securities issued under our equity incentive plans; however, there were vested options to purchase up to 535,000 shares of our common stock; service warrants outstanding that may be exercised for shares of our common stock at exercise prices ranging from $.0001 to $1.00; $1,928,998 in convertible notes outstanding that may be converted into shares of our common stock at common stock at the conversion price of $1.00 per share beginning in July 2009; and warrants issued in connection with the extension of the convertible notes that may be exercised for shares of our common stock at $0.50 per share. We may register the common stock to be issued upon conversion of our Series A Preferred Stock or shares underlying the foregoing options, warrants and convertible notes, or may issue and register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We may also issue additional shares of common stock or preferred stock in connection with debt conversions. We cannot predict what effect, if any, issuances of shares underlying our preferred stock, options, warrants and convertible notes and other issuances of common stock or market sales of shares held by any shareholder or the availability of these shares for future sale will have on the market price of our common stock. Any issuance of additional shares of our common stock including shares issued upon conversion or exercise of preferred stock, options, warrants or convertible notes, will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock.

The issuance of additional series or classes of preferred stock could further change control of the Company.

In December 2008, our Board authorized the designation of Series A Preferred Stock which carries twelve votes per share on matters submitted to shareholders for voting purposes and is convertible into twelve shares of the Company’s common stock at such time as the Company files an Amendment to its Articles of Incorporation to increase its authorized capital and make available a sufficient number of authorized but unissued and unreserved shares of common stock to permit all then outstanding shares of Series A Preferred Stock to be converted. Of the 8.3 million shares of Series A Preferred Stock, 3,848,416 were issued to Patrice Kawas, an employee of the Company, upon conversion of accrued compensation in the amount of $230,905. Of the balance, 4,077,333 shares were issued to Melissa K. Rice in exchange for advances (including interest) made to the Company and accrued compensation pursuant to her employment agreement in the aggregate amount of $244,640, and 375,000 shares were issued as partial consideration for the Company’s acquisition of the Medico business plan and concept as disclosed in our Current Report on Form 8-K filed with the SEC on December 12, 2008, as amended and restated in our Form 8-K/A filed with the SEC on January 16, 2009. The obligations were converted at a ratio of $0.005 per share of underlying common stock as determined by the Board of Directors of the Company. As part of its determination of the conversion ratio, the Board considered the current lack of liquidity in the trading of the Company’s common stock. The valuation of the underlying common stock as determined by the Board was substantially discounted from the trading price of the Company’s common stock at the time of issuance of the Series A Preferred Stock. As a result of acquiring the Series A Preferred Stock, and in addition to her previously acquired common stock, Ms. Rice has voting control of approximately 28.18% of our voting capital stock. As a result of acquiring shares of the Series A Preferred Stock, Ms. Kawas has voting control of approximately 24.28% of our voting capital stock. The issuance of the Series A Preferred Stock to Ms. Rice and Ms. Kawas substantially diluted existing shareholders’ control of, and beneficial interest in the Company. Further, Ms. Rice and Ms. Kawas, voting together, could elect all directors, and dissolve, merge or sell our assets or otherwise direct our affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination involving the Company, which, in turn, could depress the market price of our common stock.

Our articles of incorporation authorize our Board of Directors, without approval of the shareholders, to cause additional shares of preferred stock to be issued in one or more series, with the numbers of shares of each series to be determined by the Board of Directors. Our articles of incorporation further authorize the Board of Directors to fix and determine the powers, designations, preferences and relative, participating, optional or other rights (including, without limitation, voting powers, preferential rights to receive dividends or assets upon liquidation, rights of conversion or exchange into common stock or preferred stock of any series, redemption provisions and sinking fund provisions) between series and between the preferred stock or any series thereof and the common stock, and the qualifications, limitations or restrictions of such rights. In the event of issuance, preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of our company. We are currently negotiating payment terms with certain of our vendors that may include issuing preferred stock with rights and preferences that rank superior to those of our common shareholders. We can give no assurance that we will not issue additional shares of preferred stock in now or in the future. Any issuance of additional shares of preferred stock could further affect ownership and which may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination involving the Company, which, in turn, could depress the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Please see Item 4.

ITEM 2.	PROPERTIES

During 2008, we relocated our principal office to a larger space in our current building which increased our square footage to approximately 3,900 square feet from 2,400 square feet. We pay a monthly rate of approximately $17,500 under a lease that expires in 2011. Management believes that our current space is adequate for future growth.

ITEM 3.	LEGAL PROCEEDINGS

We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations. At the present time, we are not engaged in, nor are we aware of any pending or threatened claims or legal proceedings that may have a material adverse effect on our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 5, 2009 the Board of Directors of the Company approved an amendment to increase the Company’s authorized capital subject to shareholder approval. Under Florida law and our Bylaws any action required or permitted to be taken at a meeting of shareholders may be taken without a meeting and without a vote if the action is taken by holders of outstanding stock having not less than the minimum number of votes that would have been necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Melissa K. Rice and Patrice Kawas, being the holders of a majority of the voting power of the voting capital stock of the Company approved the actions by written consents in lieu of a meeting on January 6, 2009.

On January 7, 2009, the Company filed a preliminary information statement on Schedule 14C with the SEC which was amended by filing Amendment No. 1 to the 14C on January 16, 2009 to correct and clarify the table setting forth beneficial ownership of our shares.

On February 12, 2009 we received comments from the staff at the SEC requesting clarification of information in our 14C as amended and further requesting that we amend and update certain disclosures in our Form 10-K for the year ended December 31, 2007, and in each of our quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2008.

On February 18, 2009, the Board approved an amendment to effect a reverse stock split at a range to be determined by the Board, subject to shareholder approval. Melissa K. Rice and Patrice Kawas, being the holders of a majority of the voting power of the voting capital stock of the Company approved the actions by written consents in lieu of a meeting on March 6, 2009.

On March 11, 2009 in response to the staff’s comments, we filed amendments to our Form 10-K for the year ended December 31, 2007, and in each of our quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2008.

On March 12, 2009, we filed Amendment No. 2 to our 14C to include notice of the proposed reverse stock split.

As of the date of this Report, we have not filed a definitive information statement in connection with our proposed amendments to increase our authorized capital and to approve a reverse split.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIIES

Market Information

Our common stock is quoted on the Over-the-Counter-Bulletin-Board under the symbol “DRGP.OB” The following table sets forth high and low bid quotations for the quarters indicated as quoted on the Over-the-Counter-Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2007
First Quarter	$.37	$.37
Second Quarter	$.30	$.25
Third Quarter	$.31	$.04
Fourth Quarter	$.09	$.03

Year Ended December 31, 2008
First Quarter	$.08	$.03
Second Quarter	$.06	$.03
Third Quarter	$.04	$.01
Fourth Quarter	$.02	$.01

Number of Shareholders

As of December 31, 2008, there were approximately 90,572,270 shares of common stock issued and outstanding to 454 shareholders.

Dividend Policy

We have not paid a dividend since incorporation and we do not anticipate paying any dividends in the future. We intend to retain earnings to finance the expansion of our business and for general working capital purposes. The Board of Directors may, however, determine whether we will pay dividends, depending on our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. No assurance is given as to our ability or willingness to pay dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

No shares are reserved and no awards are currently issued or outstanding under our 2004, 2007 and 2008 equity compensation plans (collectively, the “Plans”) as follows:

Equity Compensation Plan Table

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2004 Plan	25,000,000	-0-	-0-
Equity compensation plans not approved by security holders:
2007 Plan	6,800,000	-0-	-0-
2008 Plan	5,000,000	-0-	-0-
TOTAL	36,800,000	-0-	-0-

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In January 2008, we issued 2,000,000 shares of common stock to the founder and former CEO of the Company for consulting services rendered in 2007. The shares were valued at $.01 per share.

In March 2008, we issued 1,000,000 shares of common stock valued at $.01 per share to the founder and former CEO of the Company for consulting services rendered.

In April 2008, we issued an aggregate of 3,060,000 shares of common stock to officers and directors and 350,000 shares of restricted stock to a consultant as follows (i) 1,500,000 shares of restricted common stock to each of Melissa K. Rice and Joseph I. Emas as compensation for their services as directors during the fiscal year 2007 and 2008 valued at $.03 per share; (ii) 60,000 shares of common stock valued at $.01 to a former CFO for services rendered in 2007; and (iii) 350,000 shares of common stock valued at $.04 per share to Scott Swank as a bonus for consulting services rendered to the Company.

In May 2008:

•

Our Board of Directors authorized the issuance of 1,100,000 shares of restricted common stock to Melissa Rice, our Chief Executive Officer, as bonus earned during the fiscal year ended December 31, 2007 subject to the terms set forth in her employment agreement. In addition, the Board authorized the issuance of 1,757,813 additional shares of restricted common stock to Ms. Rice in lieu of a cash bonus of $56,250 earned by Ms. Rice during the year ended December 31, 2007. The bonus and additional shares were valued at $0.032 per share, or 80% of $0.04, the closing price of the Company’s common stock on the OTCBB on May 23, 2008. As of December 31, 2008, these shares have not been issued;

•

The Company entered into an exclusive licensing agreement with Synergy I.P. Group, LLC to manufacture, market and distribute the “Spin Fryer” in exchange cash based on a percentage of sales, and options to purchase up to 5,000,000 shares of the Company’s common stock upon meeting certain performance benchmarks as follows, of which 535,000 options vested in May 2008 and may be exercised at $0.05 per share. As of December 31, 2008, no options have been exercised.

In September 2008, we issued an aggregate of 25,000 shares due to an unrelated third party for investments made in November 2004 and August 2007. At the time of purchase, certificates were inadvertently not properly issued. Of the 25,000 shares, 20,000 were acquired in November at a purchase price of $0.60 per share and the balance of 5,000 shares were acquired in August 2007 at a purchase price of $1.00 per share;

•

In connection with extending the maturity dates on our convertible notes, we authorized the issuance of warrants to our convertible note holders to purchase shares of our common stock at $0.50 per share.

In December 2008:

•

The Company issued 3,848,416 shares of its Series A Preferred Stock to Patrice Kawas, an employee of the Company, in exchange for conversion of accrued compensation in the amount of $230,905. Each share of the Series A Preferred Stock carries twelve votes on matters submitted to shareholders for voting purposes and is convertible into twelve shares, or 46,180,992 shares of the Company’s common stock at such time as the Company files an Amendment to its Articles of Incorporation to increase its authorized capital sufficient to permit the conversion of all 8,300,749 shares of the issued and outstanding shares of Series A Preferred Stock;

•

The Company acquired the business plan and concept for its Medico Express subsidiary that was acquired from Melissa K. Rice, our CEO. As consideration, the Company agreed to issue 4,500,000 shares of its common stock and shares of Medico’s preferred stock. As of December 31, 2008, these shares have not yet been issued.

•

All of the foregoing securities authorized or issued in 2008 were acquired under one of the exemptions from registration provided for in Sections 4(2) and 4(6) of the Securities Act including Regulation D promulgated thereunder. All of the recipients were affiliates, or in the case of options authorized to Synergy, a vendor, and each was provided access to the Company’s financial statements and any other information that they deemed relevant or necessary in making their respective decision to accept shares of common stock in exchange for services or as payment described above. Each recipient was deemed to have the financial or business experience necessary to evaluate the risks associated with our securities and their investment in the Company.

During 2007, we issued:

•	391,000 shares of common stock to qualified investors for proceeds of $82,638.

•	12,268,057 shares of common stock as compensation for services rendered. The total fair value at issuance date was $1,216,521.

•	4,750,000 shares of common stock as compensation for officers and employees. The total fair value at issuance date is $536,500.

•	1,879,305 shares of common stock in connection with the settlement of accrued liabilities in the amount of $324,548; and

•	629,007 shares of common stock in connection with the exercise of warrants.

All of the foregoing shares issued in 2007 were acquired under one of the exemptions from registration provided for in Sections 4(2) and 4(6) of the Securities Act including Regulation D promulgated thereunder. In making this determination, we relied upon the fact that there were a limited number of persons to whom shares were issued, that such persons had a prior relationship with the Company, that such persons received or had access to information about the Company, and that such persons had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of an investment in the Company.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” we are permitted to scale disclosure and therefore, are not providing the information contained in this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our financial statements are consolidated to include the accounts of Dynamic Response Group, Inc, and its wholly owned subsidiaries TMK Holdings, Inc, a Florida corporation, Consumer Dynamix Corp, a Florida corporation, ProCede Corp, a Florida corporation and TV Short Force, Inc., a Florida corporation. The Company is the majority shareholder of Medico Express, Inc. (f/k/a USA 24/7, Inc.) a Florida corporation which is included in our consolidated financial statements.

Certain reclassifications have been made within expense accounts in the financial statements for our consolidated audited financial statements for the period ended December 31, 2007 in order to conform to the financial statement presentation for 2008. Such reclassifications address reallocation of expenses for royalties and the creation of a new line item expense for merchant charges, both of which were previously included in “Other” selling and marketing expenses, and the subsequent effect on general and administrative expenses.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” in Item 1A of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW AND OUTLOOK

During 2008 we generated net revenues of $33,022,542 up 117% from $15,182,801 during 2007. This increase is the result of increased sales of our Riddex Plus product which accounted for 75% of our net sales for the year ended December 31, 2008. At year end, we assessed the profitability of our product mix including products in varying stages of testing and development. We discontinued our NASCAR product offering and our Legends of Soul offering during the fourth quarter of 2008 based on weakened consumer demand and increased return rates associated with these products. We also discontinued our marketing efforts for ProCede during the fourth quarter due to underperforming sales.

During the first quarter of 2009, we discontinued our Turbo Cooker offering due to less than favorable sales. We also terminated our agreements to market and sell Polar Delight and AbFlexer based on our test market data. Both Vibio, an exercise platform wholly owned and developed by us, and Spin Fryer, a patented technology that allows for the cooking of fried foods with 50% less oil on the food after cooking, produced moderate test results and we anticipate further developing these products for additional testing and rollout in late 2009.

We anticipate launching Medico Express, a licensed durable medical equipment provider and subsidiary of the Company. Medico Express will provide direct-to-consumer Medicare reimbursed medical products focused exclusively on chronic diseases afflicting the Hispanic community in the United States, Puerto Rico and the Virgin Islands. In preparation of launching Medico Express, we are creating an in-house customer service department solely to handle fulfillment of Medico Express orders. In June 2008, Medico Express submitted a licensing application to Medicare. In February 2009 Medico Express received its certification from Community Health Care Accreditation, Inc. (“CHAPS”) (a requirement to obtain a Medicare license) and is currently awaiting its Medicare billing number. We believe Medico Express will be fully operational during the second quarter of 2009.

In November 2008, we acquired the rights to Aeropedic, a mattress topper, constructed from high quality memory foam, with adjustable functions, providing adjustable support with the push of a button which we have licensed to Allstar Marketing Group, LLC for a period of 12 months in exchange for 40% of the net revenue from sales by Allstar together with aggregate nonrefundable advances and a per unit sold royalty payable to the Company upon meeting certain benchmarks.

We continue to seek new products that we believe are suitable for DRTV marketing and subsequent marketing through non-infomercial distribution channels; however, given current decrease in consumer demand, we cannot accurately predict whether we will be successful in identifying, acquiring and marketing products that enhance our product line and overall operations.

SIGNIFICANT ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 in our year end audited consolidated financial statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies which is defined as a policy that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

Use of Estimates - Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated provisions for doubtful accounts, provisions for product returns, evaluation of obsolete inventory and the useful life of long-term assets including property, plant and equipment. Actual results could differ from those estimates.

Revenue Recognition - The Company recognizes product revenue, net of estimated sales discounts, returns and allowances (i) when the product has been shipped, (ii) all significant contractual obligations have been satisfied, (iii) the fee is fixed or determinable; and (iv) collection is reasonably assured. In addition, the Company recognizes product revenue at the point of sale when the buyer has a return privilege.

Advertising - Advertising costs are expensed as incurred, except for our direct response advertising. Direct response advertising consists primarily of costs associated with eliciting sales to customers, principally the direct response television advertising, and the e-commerce catalog mailings. Capitalized direct response advertising costs are amortized over the period during which the future benefits are expected to be received which is generally six to twelve months. We incurred advertising expenses of $13,994,133 and $5,345,211 during 2008 and 2007, respectively. The Company capitalized direct response advertising cost of $839,487 and $186,463 during 2008 and 2007, respectively.

Provisions for Returns - We do not provide stock-balancing or price protection rights to our distributors; however, on a non-recurring basis, we have accepted product returns. Management estimates its provision for product returns to amount to $71,855 at December 31, 2008. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

Accounts Receivables - Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.

Inventories - Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO)

method. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We write down inventory during the period in which such products are considered no longer effective. During 2008, the Company has written down approximately $ 70,000 for inventory.

RESULTS OF OPERATIONS

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated audited financial statements for the years ended December 31, 2008 and December 31, 2007. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Results of Operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007

NET INCOME

Net revenue for the year ended December 31, 2008 was $33,022,542, an increase of $17,839,741 or 117%, compared to net revenue of $15,182,801 for the year ended December 31, 2007 as follows:

NET REVENUE BY PRODUCT

	Year Ended December 31, 2008		Year Ended December 31, 2007		Change from Prior Year	% Change from Prior Year

Riddex Plus	$24,755,859	75%	$4,416,320	29%	$20,339,539	461%

Legends of Soul	$1,371,123	5%	$528,202	3%	$842,921	160%

ProCede	$1,589,127	5%	$7,216,591	48%	$(5,627,464)	-78%

The Official NASCAR Members Club	$1,611,432	3%	$884,031	6%	$727,404	82%

Turbo Cooker	$1,888,740	6%	—	—	$1,888,740

All Other	$1,806,261	6%	$2,137,657	14%	$(331,396)	-16%

Total Net Revenues by Product	$33,022,542	100%	$15,182,801	100%

The increase was primarily the result of sales of Riddex Plus which accounted for a significant portion of our sales. The increase in sales was offset by returns and allowances which for all products collectively, decreased to 18% of gross revenue for the year ended December 31, 2008 as compared to 25% of gross revenue for the year ended December 31, 2007. As demographics and price structure changes in our product mix, we experience fluctuations in returns and during 2008 we experienced a higher rate of returns in connection with our Legends of Soul and NASCAR products, both of which were discontinued by year end. As a result of our increase in sales, gross profit also increased $13,196,102 or 104% to $25,851,095 for year ended December 31, 2008 as compared to $12,654,993 for the year ended December 31, 2007.

Total operating expenses increased $15,800,848 to $29,356,927 for as compared to $13,556,079 for the previous year. As a percentage of gross revenue, our total operating expenses increased 6% for the period ended December 31, 2008 as compared to December 31, 2007. The increase in operating expenses was primarily due to the following:

Selling and marketing expenses increased $13,244,935 or 134% to $23,138,619 as compared to $9,893,684 for the year ended December 31, 2007, which is an overall increase of 9% as a percentage of gross revenue from the previous year. Selling and marketing expenses consist of media and advertising, fees paid to fulfillment vendors for processing customer orders and related customer services, costs for shipping, sales commissions to our marketers, royalties to product owners, call center costs and other costs incurred to sell our products. The increase in 2008 as compared to 2007 was a result of increased sales together with a greater product mix which resulted in:

•

an increase in royalties payable to product owners of $690,488. As a percentage of gross revenues, royalties were 2% for the period ended December 31, 2008 as compared to less than 1% for the period ended December 31, 2007.

•

an increase in call center expenses primarily as a result of higher returns on our NASCAR and Legends of Soul products. Our call center expenses were 5% of gross revenues for the period ended December 31, 2008 as compared to 3% for the period ended December 31, 2007.

•

an increase in fulfillment and shipping expenses of $2,655,999. Fulfillment and shipping expenses were 11% of gross revenue for the period ended December 31, 2008 as compared to 9% for the period ended December 31, 2007.

•	an increase in media and advertising costs of $8,648,922 which was 35% of gross revenue as compared to 27% for the period ended December 31, 2007.

In addition, our “Other” selling and marketing expenses, which consists of product development, testing and infomercials, and development of an in-house ecommerce center, increased $209,085 due to an increase in the number of products tested in 2008 and a higher internet sales traffic. Other selling expenses remained 1% of gross revenue for the period ended December 31, 2008.

Merchant charges increased $1,098,448 or 261% to $1,518,907 as compared to $420,459 for the year ended December 31, 2007. In 2008, merchant charges were 4% of gross revenue as compared to 2% for the period ended December 31, 2007. The increase in 2008 was due to the blended rate of our consumer mix which is based on consumer credit scores. The better the average consumer score, the lower the merchant fee and fluctuations from year to year are based on our product mix.

General and administrative expenses increased $766,998 or 24% for the period ended December 31, 2008 as compared to the prior year; however, general and administrative expenses, as a percentage of gross revenue decreased 16% for the period ended December 31, 2007 to 10% for the period ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had an accumulated deficit of $20,369,526 and cash and cash equivalents of $410,332 which includes restricted cash held on account for our credit card processors. For the year ended December 31, 2007, our accumulated deficit and cash equivalents were $16,526,685 and $571,571, respectively.

Although we recognized a significant increase in sales, we incurred a net loss of $3,842,841 for the period ended December 31, 2008, as compared to a net loss of $2,964,184 for the year ended December 31, 2007. As a percentage of gross revenue, net losses for the period ended December 31, 2008 were 10% as compared to 13% for the period ended December 1, 2007.

We anticipate that revenues earned from product sales will be the primary source of funds for operating activities; however, recurring losses from operations raise doubt about the Company’s ability to continue as a going concern. We currently owe approximately $7.3 million to media networks and other vendors. To ameliorate current obligations, the Company is working with its creditors to address current payables and may convert all or a portion of its debt to equity, either in shares of common or convertible preferred stock.

To generate sales, the Company is seeking additional products with low return rates, is rebranding its ProCede product for re launch in 2009, and has recently sold the rights to Aeropedic, a new product that tested high in the marketplace which will provide the Company a percentage of the profits over the lifetime of the marketing campaign. Additionally Medico, a subsidiary of Company, received its CHAPS certification in February 2009 and is currently awaiting its Medicare billing number to commence operations. The Company will earn a management fee from Medico.

Based on current projections and plans to mitigate our going concern, we believe that our operating and capital requirements will continue to grow and sustain operations over the next twelve months. During the fourth quarter of 2008, we implemented cost cutting measures in health care, salaries and ancillary services and believe that we can reduce expenses further by decreasing health care benefits, phone services, travel reimbursement, imposing a payroll reduction of between 50% and 8% across the board to all employees and terminating personnel if such measures are required. We may also seek capital from private investors or commercial lenders, to the extent such funding is available or available on terms that do not impose restrictions on our operations.

Cash Flows for the Year Ended December 31, 2008

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2008 was $238,860 as compared to $243,250 for the previous year. Net cash provided reflects an adjusted net loss for the year ended of approximately $1,374,877, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and impairment loss on intangible assets. Net cash provided also reflects $2,760,824 used to support net changes in working capital items, which included:

•

a $918,757 decrease in accounts receivable as a result of single payment receivables for our Riddex Plus product instead of installment payment receivables associated with the majority of our product mix.

•	a $87,864 decrease in inventory due to the type of products in our product mix.

•	a $653,024 increase in advertising.

•	a $439,128 increase in prepaid expenses related to Medico.

•	a $261,240 decrease in other assets due to a write-down of the ProCede patent.

•

A $3,530,595 increase in accounts payable and accrued expenses as a result of restricted liquidity and cash flow related to general economic conditions and limited access to credit and funding facilities.

Cash Flows used in Investing Activities

Our investing activities used $312,655 in net cash during the year ended December 31, 2008 as compared to $296,849 for the previous year. Net cash used is composed primarily of capital expenditures for our business intelligence and database system and payments towards our acquisition of the patent for our ProCede product prior to termination of our agreement with the owner in December 2008.

Cash Flows from Financing Activities

Our financing activities used net cash of $305,444 for the year ended December 31, 2008 as compared to $262,049 provided by financing activities for the year ended 2007 as a result of repayment of advances to related parties and repayment of a promissory note to an unrelated third party.

During 2008, the Company extended the initial maturity dates of convertible promissory notes issued in 2005 and 2006. These convertible promissory notes allow for conversion to common stock prior to maturity date or repayment of principal plus interest on the date of maturity, which was one year from the date of issuance. After extension, the notes will mature between July 2009 and early 2010. The convertible promissory notes totaled in the aggregate $1.9 million as of December 31, 2008.

Financial Position

Our total assets decreased $511,545 or 11% to $3,988,196 as of December 31, 2008 from $4,499,741 as of December 31, 2007 primarily as a result of a net increase in direct advertising costs and restricted cash required by our fulfillment providers for credit card processing, offset by decreases in cash and accounts receivable.

Material Commitments

We have commitments pursuant to our lease agreement; certain license and royalty agreements discussed under Item 1; and certain outstanding commitments to creditors and convertible note holders as discussed under Item 1A and in this section on Liquidity.

OFF BALANCE SHEET ARRANGEMENTS

None.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair value measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is currently evaluating the effect that the adoption of SFAS No.157 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

Accounting for uncertainty in income taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company was required to adopt it in the first quarter of fiscal year 2007. The Company’s adoption of FIN 48 did not have a material effect on its consolidated results of operations and financial position.

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06–3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06–3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06–3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06–3 was required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2008. The Company’s adoption of SAB 108 did not have a material impact on its consolidated results of operations and financial condition

FSP FAS 123(R)-5

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied during 2008. The Company currently has no such instruments and does not anticipate that its adoption of FSP FAS 123(R)-5 will have any effect on its consolidated results of operations and financial condition.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2008, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS No. 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that this statement but does not anticipate that its elective adoption of SFAS No. 159 will have a material impact on the Company’s consolidated results of operations and financial position.

Noncontrolling Interests in Consolidated Financial Statements

In December 2008, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

Business Combinations

In December 2008, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.

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

Share Based Payment

On December 21, 2008 the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), which, effective January 1, 2008, amends and replaces SAB No. 107, Share-Based Payment. SAB No.110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2008. SAB No. 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently does not have share options and does not anticipate that its adoption of SAB 110 will have a material effect on its consolidated financial statements as of December 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe we have any material exposure to market risk associated with our cash and cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have no changes or disagreements with our auditors, Jewett, Swartz, Wolfe & Associates.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management’s report in this annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our executive officers and directors as of December 31, 2008. Directors are elected annually and serve until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position	Date Appointed
Melissa K. Rice	48	Chief Executive Officer, Director	04/07

Reno R. Rolle	48	Director	12/08

Melissa K. Rice has served as a director and our Chief Executive Officer since April 2007. She has an extensive background in business and is also licensed to practice law in Florida. Ms. Rice has been practicing attorney specializing in securities regulations and corporate transactions, assisting emerging companies in debt and equity financing, as well as providing general corporate governance advice to emerging companies since October 2000. Ms. Rice earned a Bachelor of Science degree in Marketing from the University of Tampa, a Juris Doctor degree from Stetson School of Law in St. Petersburg, Florida and a Masters of Business Administration from Stetson University in Deland, Florida.

Reno R. Rolle was appointed director of the Company in December 2008 to fill the board seat vacated by Joseph I. Emas who resigned in October 2008. Since June 2008, Mr. Rolle has served as the CEO of Red Rock Pictures, Inc., quoted on the Over the Counter Bulletin Board under the symbol “RRPH.OB”. Mr. Rolle has also been President of Synergy I.P. Group, LLC since 1997 and inventor of the “Spin Fryer” a product currently licensed by Synergy I.P. Group, LLC to the Company for manufacturing, marketing and distribution. Pursuant to the terms of the May 2008 manufacturing and marketing agreement, in exchange for the exclusive rights to manufacture and market the “Spin Fryer”, the Company agreed to compensate Synergy I.P. Group, LLC in cash based on a percentage of sales, and options to purchase up to 5,000,000 shares of the Company’s common stock upon meeting certain performance benchmarks. From April 2003 to 2004, Mr. Rolle held the position of CEO and through 2005, acted as an executive consultant, for Shop America USA based in Bradford, England, which specialized in direct response television and infomercial marketing in the United States. Prior to his experience at Shop America, Mr. Rolle was a founding principal of the National Lampoon Acquisition Group, LLC an investment group that acquired the “National Lampoon” brand. Mr. Rolle founded National Lampoon Home Entertainment in 2002 to produce and distribute National Lampoon branded DVDs. Between 1997 and 2001 Mr. Rolle was the co-founder, Chairman and CEO of Synergy Worldwide, Inc., a product engineering, design and marketing company. From 1994 to 1997 Mr. Rolle was a co-founder of HSN Direct, a direct response television joint venture with Home Shopping Network, Inc.

There is no family relationship between any of the officers and directors or between any of the officers, directors and the Company. Except as disclosed under Item 13, there are no business relationships between any of the officers and directors and the Company. Management is not aware of any material proceedings to which any director or officer of the Company is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a any present director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons owning more than ten percent of the Company’s equity securities, to file with the SEC an initial report of ownership of the Company’s common stock on Form 3 and reports of changes of ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2007 and the interim period ended September 30, 2008, and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2007, as well as any written representation from a reporting person that no Form 5 is required, management is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2007 and the interim period ended September 30, 2008, other than indicated below:

Melissa K. Rice, our Chief Executive Officer and director, filed two late Forms 4 each on July 17, 2008, related to common stock acquired and disposed of by her between February 15, 2007 and March 11, 2008 and between March 12, 2008 and July 11, 2008, respectively. Ms. Rice filed an amended Form 4 on December 18, 2008 to disclose the gifting of an aggregate of 1,500,000 shares in May 2008, which gifts were inadvertently omitted from the initial Form 4 filings in July 2008.

Joseph I. Emas, a director that resigned in October 2008, should have filed a Form 3 for stock acquired in 2008 as compensation for board service in 2007 and 2008. As of the date of this Report, Mr. Emas has not filed a Form 3 with the SEC nor has he advised the Company of his intentions to do so.

Code of Ethics

The Company adopted a code of ethics in 2008 which is filed as an exhibit to Amendment No. 1 to Form 10-K for the period ended December 31, 2007 and will be available on the Company’s website (www.dynamicresponsegroup.com). The code of ethics may also be obtained free of charge by contacting the Company’s executive offices. The code applies to the Company’s officers and directors. The code provides written standards that are designed to deter wrongdoing and promote: (i) honest and ethical conduct; (ii) full, fair, accurate, timely and understandable disclosure; (iii) compliance with applicable laws and regulations; (iv) promote reporting of internal violations o the code; and (v) accountability for the adherence to the code.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows all compensation paid by the Company, as well as certain other compensation paid or accrued, during the years ended December 31, 2007 and December 31, 2008 to the Company’s sole named executive officer.

SUMMARY COMPENSATION TABLE

Name/Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Options ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Melissa K. Rice Chief Executive Officer	2007	$225,000		$270,200	(1)(2)	-0-	-0-	-0-	-0-	$10,800	(3)	$506,000

	2008	$265,500	(4)	56,250	(5)	-0-	-0-	-0-	-0-	$19,176	(6)	$340,926

(1)	Upon execution of Ms. Rice’s employment agreement in April 2007, Ms. Rice received 650,000 shares of the Company’s common stock as a signing bonus, valued at $178,750 or $0.275 per share based on the average high and low bids of the Company’s common stock during the second quarter of 2007, as reported in the Company’s 10-K for the period ended December 31, 2007.
(2)	On May 27, 2008, our Board of Directors authorized the issuance of 1,100,000 shares of restricted common stock to Ms. Rice as bonus earned during the fiscal year ended December 31, 2007 and 1,757,813 shares of common stock in lieu of a cash bonus of $56,250 earned by Ms. Rice during the year ended December 31, 2007. The shares were authorized at $0.03 per share which amount is based on 80% of the average 30 day closing price of the Company’s common stock prior to May 23, 2008; however the shares, while authorized, have not been issued to Ms. Rice.
(3)	Ms. Rice is entitled to receive payment of expenses in connection with her services as Chief Executive Officer. In 2007, Ms. Rice received a monthly cell phone allowance along with compensation for other general expenses of approximately $700 per month.
(4)	On May 27, 2008, our Board of Directors authorized a 14% performance and cost of living increase to Ms. Rice’s salary in accordance with the terms of her employment agreement. In December 2008, Ms. Rice accepted shares of Series A Preferred Stock of the Company for payment of accrued and unpaid salary in the amount of $192,375 along with repayment of principal and accrued interest due on an advance to the Company. The balance of her salary is accruing and has not been paid.
(5)	Under the terms of her employment agreement, Ms. Rice earned a cash bonus of $56,250 during the year ended December 31, 2008, which bonus has accrued and has not been paid.
(6)	Ms. Rice receives a monthly cell phone allowance along with compensation for other general expenses of approximately $700 per month along with approximately $320 per month reimbursement for health insurance.

Employment Agreements

We entered into an employment agreement with Melissa K. Rice in April 2007 for a term of three years with automatic renewals. Under the terms of her agreement, Ms. Rice received a signing bonus of 6,500,000 shares of stock and is entitled to receive an initial base salary of $225,000 per year subject, at Ms. Rice’s option, to deferral upon which she will receive additional compensation of shares of the Company’s common stock equal to 20% of the deferred salary based upon the average 30 day trading average prior to such election. Ms. Rice is also entitled to bonus compensation as follows: 1,000,000 shares of common stock on each one year anniversary of her employment; an annual performance bonus based on criteria established by the Company; an bonus of 250,000 shares per year that EBITDA increases by 10% from the previous year (the “Threshold Bonus”); 250,000 shares up to a maximum of 1,000,000 shares each year that EBITDA increases 5% over the Threshold Bonus; and up to 20% of her base salary in each year that total gross revenues of the Company increase by more than 15,000,000.

Outstanding Equity Awards at Fiscal Year-End

None.

Stock Option Grants In The Past Fiscal Year

None.

Director Compensation

Members of the Company’s Board of Directors are entitled to receive 750,000 shares of our common stock, per annum, as compensation for serving on our Board and are reimbursed for all out of pocket expenses incurred in connection with the attendance at any Board meeting or in connection with any services they provide for and on behalf of the Company. The following table provides a summary of compensation paid to our directors during the years ended December 31, 2007 and December 31, 2008:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Melissa K. Rice(1)	2007	-0-	$29,250	(1)	-0-	-0-	-0-	-0-	$29,250
	2008	-0-	$29,250	(2)	-0-	-0-	-0-	-0-	$29,250

Reno R. Rolle(3)	2007	-0-	-0-		-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-		-0-	-0-	-0-	-0-	-0-

Joseph I. Emas	2007	-0-	$29,250	(4)	-0-	-0-	-0-	-0-	$29,250
	2008	-0-	-0-		-0-	-0-	-0-	-0-	-0-

(1)	750,000 shares of common stock for services as director during 2007 which shares were issued on April 10, 2008 at a value of $0.039 per share being the 30 day average closing price of the Company’s common stock on the OTCBB prior to April 10, 2008.
(2)	750,000 shares of common stock for services as director during 2008 which shares were issued on April 10, 2008 at a value of $0.039 per share being the 30 day average closing price of the Company’s common stock on the OTCBB prior to April 10, 2008.
(3)	Mr. Rolle became a director in December 2008 and is entitled to receive 750,000 shares of common stock for services as director during 2008, which shares have not been issued.
(4)	Mr. Emas resigned as director in October 2008. Mr. Emas received 750,000 shares of common stock for services as director during 2007, which shares were issued on April 10, 2008 at a value of $0.039 per share being the 30 day average closing price of the Company’s common stock on the OTCBB prior to April 10, 2008.

Independence of the Board

The Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not require director independence requirements. However, for purposes of determining director independence, we have applied the definitions set forth in NASDAQ Rule 4200(a)(15) which states, generally, that a director is not considered to be independent if he or she is, or at any time during the past three years was an employee of the Company; or if he or she (or his or her family member) accepted compensation from the Company in excess of $120,000 during any twelve month period within the three years preceding the determination of independence. Accordingly, we consider Mr. Rolle to be an independent director.

Committees of the Board of Directors

We have not established any committees of the Board of Directors nor adopted a nominating, audit or compensation committee charter. Management, and specifically, Ms. Rice as our Principal Financial Officer, is responsible for the preparation, presentation and integrity of the Company’s financial statements, accounting and financial reporting principles, internal controls and procedures designed to ensure compliance with accounting standards, applicable laws and regulations. The Company’s independent auditing firm is responsible for performing an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards. Neither Ms. Rice nor Mr. Rolle qualifies as a financial expert nor are they professional accountants or auditors, and their functions are not intended to duplicate or to certify the activities of management and the independent auditor, nor can the Board of Directors certify that the independent auditor is “independent” under applicable rules.

The Board of Directors periodically meets to discuss and deliberate on issues surrounding the terms and conditions of executive officer compensation, including base salaries, bonuses, awards of stock options and reimbursement of certain business related costs and expenses. In determining the compensation of the Company’s executive officers, the Board of Directors takes into account all factors which it considers relevant, including business conditions, in general, and in the Company’s line of business during the year in light of such conditions, the market compensation for executives of similar background and experience, the performance of the Company, in general, and the performance of the specific executive officer under consideration, including the business area of the Company for which such executive officer is responsible. The Board of Directors also believes that granting stock options provides an additional incentive to executive officers to continue in the service of the Company and gives them an interest similar to shareholders in the success of the Company. In the future, the Board of Directors intends to make use of stock options, along with other traditional salary and bonus components of executive compensation packages, to provide incentives to attract and maintain qualified executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Management and Beneficial Owners

The following table contains information regarding beneficial ownership of our common stock as of December 31, 2008 held by persons known by the Company who beneficially own or control more than 5% of the Company’s outstanding common stock, its directors, named executive officers, and all of its directors and officers as a group; and beneficial ownership of our preferred stock. Except as otherwise indicated, the address of each party is c/o Dynamic Response Group, Inc., 4770 Biscayne Boulevard, Suite 780, Miami, Florida 33137.

Management believes that all persons named in the table have sole voting and investment power with respect to all shares of our common and preferred stock beneficially owned or controlled by them. A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days upon exercise of options, warrants or convertible securities. Each beneficial owner’s percentage of ownership is determined by assuming that convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from the date hereof (unless otherwise indicated below) have been exercised or converted.

The information below is based upon a list of shareholders as of December 31, 2008 holding 90,572,270 shares of common stock and 8,300,749 shares of Series A Preferred Stock. At that date, approximately 59% of Dynamic Response Group’s outstanding shares of common stock were held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial common stock owners. CEDE & Co. is a nominee of the Depository Trust Company, with respect to securities deposited by participants with the Depository Trust Company, e.g., mutual funds, brokerage firms, banks, and other financial organizations.

	COMMON STOCK						SERIES A PREFERRED STOCK (1)
Name and Address of Beneficial Owner	No. Common Shares Prior to Increase in Authorized		Percent of Common Issued and Outstanding Prior to Increase in Authorized	No. Common Shares Following Increase in Authorized and Conversion of Preferred Stock	Percent of Common Issued and Outstanding Following Increase in Authorized and Conversion of Preferred Stock		No. Preferred Shares Prior to Increase in Authorized		Percent of Preferred Issued and Outstanding Prior to Increase in Authorized	No. Preferred Shares Following Increase in Authorized	Percent of Preferred Issued and Outstanding Following Increase in Authorized
Melissa K. Rice	585,650	(2)	0.65%	54,013,646	28.408%		4,452,333	(3)	53.64%	—	—

Patrice Kawas	—	(4)	—	46,180,992	24.28%		3,848,416	(5)	46.36%	—	—

Reno R. Rolle (6)	3,425,000		3.78%	3,425,000	1.80%

C. Michael Graub (7) Officers and directors as a group (2 individuals)	4,870,000		5.38%	4,870,000	2.56%

	4,870,000		4.43%	57,438,646	30.70%	officers and directors as a group (1 individual)	4,452,333		53.64%	—	—

(1)	Each share of Series A Preferred Stock carries twelve votes on matters submitted to shareholders for voting purposes and is convertible into twelve shares of the Company’s common stock at such time as the Company files an Amendment to its Articles of Incorporation to increase its authorized capital.
(2)	Does not include 53,427,996 shares of common stock Ms. Rice is entitled to receive upon conversion of Series A Preferred Stock.
(3)	Ms. Rice, our Chief Executive Officer and a director of the Company, received 4,077,333 shares of Series A Preferred Stock as full and complete satisfaction of accrued compensation and advances (including interest) made to the Company in the aggregate amount of $244,640; and 375,000 shares as consideration for the business plan and concept of Medico Express.
(4)	Does not include 46,180,992 shares of common Ms. Kawas is entitled to receive upon conversion of Series A Preferred Stock.
(5)	Ms. Kawas, an employee of the Company, received 3,848,416 shares of Series A Preferred Stock, as full and complete satisfaction for accrued compensation in the amount of $230,905.
(6)

Mr. Rolle became a director of the Company on December 3, 2008 and is entitled to receive 750,000 shares of common stock annually as compensation for his services as director. These shares have not been issued. Mr. Rolle, as a 53.5% partner of Synergy I.P. Group, LLC, is also entitled to receive an aggregate of 2,675,000 options to purchase common stock of the Company pursuant to a May 2008 manufacturing and marketing agreement between Synergy I.P. Group, LLC and the Company.

Of the 2,675,000 options, 535,000 options vested in May 2008 and may be exercised at $0.05 per share; 1,070,000 options vest upon satisfaction of performance benchmarks in connection with manufacturing and marketing agreement at an exercise price of $0.12 per shares; and the balance of 1,070,000 options vest upon satisfaction of further performance benchmarks at an exercise price of $0.25 per share. As of the date of this Information Statement, neither Synergy nor Mr. Rolle have exercised any options. Mr. Rolle disclaims beneficial ownership in and to the aggregate 2,325,000 options that may be acquired by the other partners of Synergy.

(7)	5750 Glen Eagles Drive, W. Bloomfield, MI 48323-2202.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

On December 8, 2008, our Board of Directors ratified the formation of a subsidiary and acquisition of a business plan and concept known as “Medico Direct” that was developed separately and distinctly from the business and operations of the Company by Melissa K. Rice, our Chief Executive Officer and a director of the Company, prior to her employment with the Company. As consideration in lieu of cash, the Company agreed to issue (i) 4,500,000 shares of common stock of the Company or shares of preferred stock convertible into such number of shares; and (ii) 2,000,000 shares of preferred stock of the subsidiary which upon conversion will be equal to 20% of the issued and outstanding common stock of the subsidiary, on a fully diluted basis, to Ms. Rice and other parties for services rendered in connection with the development of the concept and Medico business plan and concept prior to the Company’s acquisition. As the majority shareholder of the subsidiary, the Company has appointed Ms. Rice to serve as the initial director and president of Medico. On December 10, 2008, the Company authorized the issuance of 375,000 shares of its Series A Preferred Stock to Ms. Rice. Each share of the Series A Preferred Stock carries twelve votes on matters submitted to shareholders for voting purposes and is convertible into twelve shares, or 4,500,000 shares of the Company’s common stock at such time as the Company files an Amendment to its Articles of Incorporation to increase its authorized capital sufficient to permit the conversion of all 8,300,749 shares of the issued and outstanding shares of Series A Preferred Stock.

On December 10, 2008, the Company authorized the issuance of 3,848,416 shares of its Series A Preferred Stock to Patrice Kawas, an employee of the Company, in exchange for conversion of accrued compensation in the amount of $230,905. Each share of the Series A Preferred Stock carries twelve votes on matters submitted to shareholders for voting purposes and is convertible into twelve shares, or 46,180,992 shares of the Company’s common stock at such time as the Company files an Amendment to its Articles of Incorporation to increase its authorized capital sufficient to permit the conversion of all 8,300,749 shares of the issued and outstanding shares of Series A Preferred Stock.

Mr. Rolle is the President and 53.5% partner of Synergy I.P. Group, LLC (“Synergy”). In May 2008, the Company entered into an licensing agreement with Synergy to manufacture market and distribute the “Spin Fryer”. In exchange for the exclusive rights to manufacture and market the “Spin Fryer”, the Company agreed to compensate Synergy in cash based on a percentage of sales, and options to purchase up to 5,000,000 shares of the Company’s common stock upon meeting certain performance benchmarks. Mr. Rolle, as 53.5% partner of Synergy, is entitled to receive an aggregate of 2,675,000 options to purchase common stock of the Company of which 535,000 options vested in May 2008 and may be exercised at $0.05 per share; 1,070,000 options vest upon satisfaction of performance benchmarks in connection with manufacturing and marketing agreement at an exercise price of $0.12 per shares; and the balance of 1,070,000 options vest upon satisfaction of further performance benchmarks at an exercise price of $0.25 per share. As of the date of this Report, neither Synergy nor Mr. Rolle have exercised any options.

At December 31, 2008, there was $132,810 due to related parties, including an employee and two consultants.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the years ended December 31, 2008 and 2007, our principal accountant billed approximately $61,500 and $37,000 respectively, for the audit of our annual financial statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2008 and 2007.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for fiscal years 2008 and 2007.

All Other Fees

There were no other fees billed by our principal accountant other than those disclosed above for fiscal years.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. The board of directors in accordance with procedures for the Company approved all of the services described above.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

PART IV

Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following documents are filed as part of this Annual Report on Form 10-K:

(b)	Exhibits.

No.	Description
3.1(a)	Certificate of Incorporation of Registrant filed with the State of Delaware on October 26, 1982. (1)

3.1(b)	Certificate of Amendment of Certificate of Incorporation of Registrant filed with the State of Delaware on October 14, 1994. (1)

3.1(c)	Certificate For Renewal and Revival of Charter filed with the State of Delaware on May 20, 1994. (1)

3.1(d)	Certificate For Renewal and Revival of Charter of Registrant filed with the State of Delaware on April 23, 1996. (1)

3.1(e)	Certificate of Amendment of Certificate of Incorporation of Registrant filed with the State of Delaware on June 19, 1997. (1)

3.1(f)	Certificate For Renewal and Revival of Charter of Registrant filed with the State of Delaware on May 18, 1999. (1)

3.1(g)	Certificate of Amendment of Certificate of Incorporation of Registrant filed with the State of Delaware on July 27, 1999. (1)

3.1(h)	Certificate of Amendment of Certificate of Incorporation of Registrant filed with the State of Florida on March 5, 2007. (2)

3.1(i)	Articles of Amendment to Articles of Incorporation filed with the State of Florida on May 4, 2007 (4)

3.1(j)	Articles of Amendment to Articles of Incorporation filed with the State of Florida on December 10, 2008 (4)

3.2	By-Laws (3)

3.3	Articles of Merger and Domestication (3)

10.1	Executive Employment Agreement between Company and Melissa K. Rice dated April 27, 2007 (4)

10.2	Binding Letter of Intent (ProCede licensing agreement) as amended, between Company and Amparo Arango Franco (4)

10.3	License and Service Agreement between Company and Oracle USA, Inc (4)

10.4	Exclusive Manufacture and Marketing Agreement between Company and Synergy I.P. Group, LLC (4)

10.5	Fulfillment Services Agreement between Company and Innotrac Corporation (4)

No.	Description
14	Code of Ethics (4)

21.	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes–Oxley Act

(1)	Filed as an exhibit to Form 10-KSB on November 20, 2000.
(2)	Filed as an exhibit to Amendment No. 1 to Form 10-SB on May 11, 2007.
(3)	Filed as an exhibit to Form 10-SB on February 13, 2007.
(4)	Filed as an exhibit to Amendment No. 1 to Form 10-K for the period ended December 31, 2007 on March 11, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Response Group, Inc.

/s/ Melissa K. Rice
Melissa K. Rice,
Chief Executive Officer and Principal Financial Officer

Date: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Melissa K. Rice	April 15, 2009
Melissa K. Rice
Chief Executive Officer, Principal
Financial Officer and Director

/s/ Reno R. Rolle	April 15, 2009
Reno R. Rolle
Director

DYNAMIC RESPONSE GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of

Dynamic Response Group, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Dynamic Response Group, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Response Group, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

These accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
March 10, 2009

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets:
Cash	$192,332	$571,571
Accounts receivable	657,311	1,656,618
Inventory	479,035	566,899
Direct response advertising cost	839,487	186,463
Other current assets	542,645	103,517

Total current assets	2,710,810	3,085,068

Property and equipment, net	146,925	29,835
Intangible assets, net	824,533	1,340,150
Restricted cash	217,392	10,000
Other assets	88,536	34,688

Total assets	$3,988,196	$4,499,741

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$7,307,302	$4,253,707
Due to related parties	56,961	279,411
Convertible promissory notes	1,928,998	2,166,858

Total current liabilities	9,293,261	6,699,976

Commitments and contingencies

Stockholders’ Deficiency:
Series A Preferred Stock; $.0001 par value, 10,000,000 shares authorized, 8,300,749 and 0 shares issued and outstanding as of December 31, 2008 and 2007, respectively.	830	—

Common stock; $.0001 par value, 100,000,000 shares authorized, 90,572,270 and 85,273,066 shares issued and outstanding as of December 31, 2008 and 2007, respectively
	9,004	8,527
Additional paid-in capital	15,054,627	14,317,923
Accumulated deficit	(20,369,526)	(16,526,685)

Total stockholders’ deficiency	(5,305,065)	(2,200,235)

Total liabilities and stockholders’ deficiency	$3,988,196	$4,499,741

See Notes to Consolidated Financial Statements

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

December 31, 2008 and 2007

	2008	2007
Gross revenue	$40,129,630	$20,126,837
Returns and allowances	(7,107,088)	(4,944,036)

Net revenues	33,022,542	15,182,801

Cost of revenues	(7,171,447)	(2,527,808)

Gross profit	25,851,095	12,654,993

Operating Expense:
Selling and marketing
Media and advertising	13,994,133	5,345,211
Fulfillment and shipping	4,524,288	1,868,289
Commissions	1,564,010	1,747,185
Call Center	1,915,612	691,996
Royalties	775,988	85,500
Other	364,588	155,503

Total selling and marketing	23,138,619	9,893,684

Merchant charges	1,518,907	420,459

General and administrative	4,008,934	3,241,936
Impairment loss on intangible asset	690,467	—

Total operating expenses	29,356,927	13,556,079

Loss from operations	(3,505,832)	(901,086)

Other income (expenses)
Other income	14,198	33,808
Interest income	261	1,529
Interest expense	(243,868)	(345,415)
Stock based compensation	(107,600)	(1,753,020)

Total other expenses	(337,009)	(2,063,098)

Loss before income taxes	(3,842,841)	(2,964,184)

Provision for (benefit from) income taxes	—	—

Net Loss	$(3,842,841)	$(2,964,184)

Basic and diluted weighted average common shares outstanding	90,562,270	76,918,737

Basic and diluted loss per share	$(0.04)	$(0.04)

See Notes to Consolidated Financial Statements

DYNAMIC RESPONSE GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	Preferred Stock				Original Common Stock		New Common Stock			Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Series A	Shares	Series B	Shares	Amount	Shares		Amount
Balance at December 31, 2005	1,855,600	1,838,100	1,343,500	1,035,927	56,313,607	5,632	—	—	—	7,567,952	(11,413,422)	(965,811)

Cancellation of Series A Preferred Stock and reissuance of new Common Stock	(1,855,600)	(1,838,100)				—	1,855,600		1,855	1,836,245	—	—

Cancellation of Series B Preferred Stock and reissuance of new Common Stock			(1,343,500)	(1,035,927)		—	1,343,500		1,343	1,034,584	—	—

Cancellation of original Common Stock for new Common Stock					(56,313,607)	(5,632)	56,313,607		2,433	3,199	—	—

Proceeds from merger						—	4,020,040		722	824,000	—	824,722

Proceeds from exercise of warrants						—	1,822,950		182	893,728	—	893,910

Net loss					—	—	—		—	—	(2,149,078)	(2,149,078)

Balance at December 31, 2006	—	$—	—	$—	—	$—	65,355,697	$—	$6,535	$12,159,708	$(13,562,501)	$(1,396,257)

Shares issued to investor	—	—				—	391,000		39	82,599		82,638

Fair value of share issued for services							12,268,057		1,227	1,215,294		1,216,521

Compensation to officers and employees							4,750,000		475	536,025		536,500

Shares issued in connection with warrants							629,007		63	(63)		—

Shares issued in connection of accrued liabilities							1,879,305		188	324,360		324,548
												—
Net loss											(2,964,184)	(2,964,184)

Balance at December 31, 2007	—	$—	—	$—	—	$—	85,273,066	$—	$8,527	$14,317,923	$(16,526,685)	$(2,200,235)

Fair value of shares issued for services, net							4,774,204		477	107,123		107,600

Shares issued in connection of covert ion of notes payable							—		—	154,866		154,866

Shares issued in connection of accrued liabilities	8,300,479	830					—		—	474,715		475,545

Net loss											(3,842,841)	(3,842,841)

Balance at December 31, 2008	8,300,479	$830	—	$—	—	$—	90,047,270	$—	$9,004	$15,054,627	$(20,369,526)	$(5,305,065)

See Notes to Consolidated Financial Statements

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2008	2007
Cash flows from operating activities:
Net loss	$(3,842,841)	$(2,964,184)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss on intangible asset	690,467	—
Depreciation	20,715	5,514
Provision for returns	—	84,066
Allowance for doubtful accounts	80,550	100,000
Shares issued in connection for services rendered	107,600	1,753,020
Conversion of debt to equity	—	619,858
Issuance of common stock in settlement of accrued liabilities	475,545	324,548
Changes in assets and liabilities:
Accounts receivable	918,757	(804,882)
Inventory	87,864	(306,064)
Direct response advertising costs	(653,024)	(186,463)
Prepaid expenses and other current assets	(439,128)	(29,899)
Other assets	(261,240)	(11,523)
Accounts payable and accrued expenses	3,053,595	1,659,259

Net cash provided by operating activities	238,860	243,250

Cash flows used in investing activities:
Capital expenditures	(137,655)	(34,349)
Payments toward patent agreement	(175,000)	(262,500)

Net cash used in investing activities	(312,655)	(296,849)

Cash flows from financing activities:
Proceeds from shareholder loans	—	82,638
Net repayment of related party loans	(222,450)	279,411
Conversion of promissory notes to common stock, net	(82,994)	(100,000)

Net cash provided by (used in) financing activities	(305,444)	262,049

Net increase (decrease) in cash	(379,239)	208,450

Cash, beginning of period	571,571	364,121

Cash, end of period	$192,332	$572,571

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$28,898

Cash paid for interest	$243,868	$264,930

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 1 – NATURE OF BUSINESS

Dynamic Response Group, Inc. (the Company), is a marketing company engaged in the business of Electronic & Multi Media Retailing, including print, radio, television and the internet and considers itself an emerging leader in the use of direct response transactional television programming, known as infomercials, to market consumer products.

As shown in the accompanying financial statements, the Company’s operating and capital requirements in connection with operations have been and will continue to be significant. While management anticipates that revenues earned from product sales will be the primary source of funds for operating activities, recurring losses from operations raise doubt about the Company’s ability to continue as a going concern. The Company currently owes over seven million to media networks and other vendors. Management believes that the Company’s ability to continue as a going concern is dependent upon the ability to satisfy current obligations and to generate sales from existing and new products.

To ameliorate current obligations, the Company is working with its creditors to address current payables and may convert all or a portion of its debt to equity, either in shares of common or convertible preferred stock.

To generate sales, the Company is seeking additional products with low return rates and has recently sold the rights to Aeropedic, a new product that tested high in the marketplace which will provide the Company a percentage of the profits over the lifetime of the marketing campaign. Additionally Medico, a subsidiary of Company, received its certification in February and is currently awaiting its Medicare billing number to commence operations. The Company will earn a management fee from Medico.

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

NOTE 2 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements include the results of operations of all subsidiaries over which the Company holds a majority interest. The results of operations of these companies are accounted for using the consolidated method of accounting. All material inter-company accounts and transactions have been eliminated.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts receivable, inventory and accounts payable and accrued expenses approximates fair value at December 31, 2008 due to the relatively short maturity of the instruments. The carrying value of long-term debt and convertible promissory notes approximates fair value at December 31, 2008 based upon terms available for companies under similar arrangements.

Cash and cash equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Restricted cash

In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A “Current Assets and Current Liabilities”, cash which is restricted as to withdrawal is considered a noncurrent asset. Restricted cash consists of a reserve for credit card processing of approximately $218,000 which the Company holds in separate escrow accounts.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2008, the provision for doubtful accounts was $103,516.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes down inventory during the period in which such products are considered no longer effective. During 2008, the Company has written down approximately $ 70,000 for inventory.

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

Intangible assets consist of payments made toward the Procede name, trademarks and related formulas used in the Company’s primary product. In December 2008, the Company discontinued the marketing and sale of Procede in its existing state and formula. The Company is currently re-formulating the product and expects to market its updated formula targeting men and women in late 2009. The Company is continuing to fulfill its continuity orders to existing customers.

As of December 31, 2008, $1,515,150 has been paid in accordance with the original agreement. The Company recorded an impairment expense of approximately $690,000, which represents the value associated with the original formula. The Company continues to capitalize $830,000 toward the intangible asset, which represents the value associated with the Procede name, trademarks and related formulas.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Shipping and handling costs

Shipping and handling costs are included in cost of revenues in accordance with guidance established by the Emerging Issues Task Force (EITF) No. 00-10, “Accounting for Shipping and Handling Costs”. EITF 00-10 permits companies to adopt a policy of including shipping and handling costs in cost of sales or other income statement line items.

Advertising

Advertising costs are expensed as incurred, except for direct response advertising. Direct response advertising consists primarily of costs associated with eliciting sales to customers, principally the direct response television advertising, and the e-commerce catalog mailings. In accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) No. 93-7, “Reporting on Advertising Costs”, these capitalized direct response advertising costs are amortized over the period during which the future benefits are expected to be received, generally six to twelve months.

The Company incurred advertising expenses of $12,777,352 and $5,345,211 during 2008 and 2007, respectively. The Company capitalized direct response advertising cost of $839,487 and $186,463 during 2008 and 2007, respectively.

Income (loss) per share

The Company presents basic income (loss) per share and diluted earnings per share in accordance with the provisions of SFAS No. 128 “Earnings per Share”. Under SFAS No.128, basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares and common share equivalents outstanding during the year.

Provision for Returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, the Company has accepted product returns. The Company estimates its provision for product returns to amount to $71,855 at December 31, 2008. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of credit risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with financial institutions, which at times exceeds the insured Federal Deposit Insurance Corporation limit of $250,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company’s accounts receivables are due from the individuals in which it markets its products. The Company does not require collateral to secure its accounts receivables. No customers accounted for more than 10% of its net accounts receivables.

Reclassifications

Certain reclassifications have been made within expense accounts in the financial statements for 2007 in order to conform to the financial statement presentation for 2008.

New accounting pronouncements

Fair value measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is currently evaluating the effect that the adoption of SFAS No.157 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

Accounting for uncertainty in income taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company was required to adopt it in the first quarter of fiscal year 2007. The Company’s adoption of FIN 48 did not have a material effect on its consolidated results of operations and financial position.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06–3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06–3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06–3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06–3 was required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2008. The Company’s adoption of SAB 108 did not have a material impact on its consolidated results of operations and financial condition

FSP FAS 123(R)-5

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied during 2008. The Company currently has no such instruments and does not anticipate that its adoption of FSP FAS 123(R)-5 will have any effect on its consolidated results of operations and financial condition.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2008, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS No. 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

hedge accounting provisions. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that this statement but does not anticipate that its elective adoption of SFAS No. 159 will have a material impact on the Company’s consolidated results of operations and financial position.

Noncontrolling Interests in Consolidated Financial Statements

In December 2008, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that anoncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

Business Combinations

In December 2008, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.

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

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share Based Payment

On December 21, 2008 the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), which, effective January 1, 2008, amends and replaces SAB No. 107, Share-Based Payment. SAB No.110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2008. SAB No. 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently does not have share options and does not anticipate that its adoption of SAB 110 will have a material effect on its consolidated financial statements as of December 31, 2008.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables due from individuals. The balance at December 31, 2008, is $657,311, which is shown net of allowances for doubtful accounts of $103,516.

NOTE 5 – INVENTORIES

Inventories at December 31, 2008 and 2007 consist of the following:

	2008	2007
Finished Goods	$550,890	$637,535
Reserves	(71,855)	(70,636)

Inventory, net	$479,035	$566,899

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation at December 31, 2008 consist of the following:

	2008	2007
Computer Leasehold improvement	$139,210 24,327	$31,412 —
Equipment	—	—
Furniture and fixtures	9,617	3,937

	173,154	35,349
Accumulated depreciation	(26,229)	(5,514)

Property and equipment, net	$146,925	$29,835

Depreciation expense totaled $20,715 and $5,514 during 2008 and 2007, respectively.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 7 – INTANGIBLE ASSETS

In April 2003, the Company entered into a five-year agreement to purchase a patent. The agreement requires monthly payments in the amount of $25,000 be made to the inventor of the formula used in the production of the Company’s main product, Procede. These payments give the Company the exclusive right to the formula. This contract was terminated in 2008.

In December 2008, the Company discontinued the marketing and sale of Procede in its existing state and formula. The Company is currently re-formulating the product and expects to market its updated formula targeting men and women in late 2009. The Company is continuing to fulfill its continuity orders to existing customers to which it had committed prior to discontinuance of the marketing product.

As of December 31, 2008, $1,515,150 has been paid in accordance with the original agreement. The Company recorded an impairment expense of approximately $690,000, which represents the value associated with the original formula. The Company continues to capitalize $825,533 toward the intangible asset, which represents the value associated with the Procede name, trademarks and related formulas.

During 2008 and 2007, the Company paid out $0 and $10,500 toward training and exercise equipment prototypes to be used for upcoming product releases. No impairment loss has been recorded in connection with these prototypes as of December 31, 2008 as the products are expected to be completed during 2009.

NOTE 8 – ACCRUED COMPENSATION

Accrued compensation consists of unpaid wages to officers and consultants. Accrued compensation in the amounts of $75,850 and $279,411 were recorded as of December 31, 2008 and 2007 respectively.

NOTE 9 – PROMISSORY NOTE

On June 27, 2005, the Company issued a promissory note to an investor with a principal amount of $200,000. The note bears interest at 15% per annum, with both interest and principal payable monthly. As of December 31, 2007, the Company has paid the principal balance due in full.

Interest expense for this promissory note totaled $4,980 during 2007.

NOTE 10 – CONVERTIBLE NOTES

The total convertible notes as of December 31, 2008 is $1,928,998. The Company issued no convertible notes during 2008. The convertible notes bear interest at 15% per annum. The convertible notes are unsecured. The Company has extended the term of the notes, which now mature at the end of 2010 and in early 2011. The convertible notes can be converted at the rate of $1.00 per share.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 10 – CONVERTIBLE NOTES (Continued)

In connection with the extension of the convertible notes, the Company authorized the issuance of 4,730,000 warrants, which allow for the purchase of shares at $.50. The Company determined that fair value of the warrants issued using the Black-Scholes model with the following assumptions: a volatility factor of 97%, three year warrant term from the date of issuance, and a risk free interest rate of 2.00%. Based on this, the valuation of the warrants was considered immaterial

Interest expense associated with the convertible notes totaled $200,509 and $264,930 during 2008 and 2007 respectively.

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

During 2007, the Company issued 12,268,057 shares of common stock as compensation for services rendered. The total fair value at issuance date is $2,193,334.

During 2007, the Company issued 4,750,000 shares of common stock as compensation for officers and employees. The total fair value at issuance date is approximately $850,500.

During 2007, the Company issued 1,879,305 shares of common stock in connection with the settlement of accrued liabilities. The total amount of liabilities released amounted to $324,548.

During 2007, the Company issued 629,007 shares of common stock in connection with the exercise of warrants that were issued in 2005. No additional value was assigned to these shares at the date of issuance.

During 2008, the Company issued 3,000,000 shares of common stock to an individual for services rendered. The total fair value at issuance date was $30,000.

During 2008, the Company issued 3,000,000 shares of common stock to two individuals for services rendered in connection with serving on the board of directors. The total fair value at issuance date was $90,000.

During 2008, the Company issued 350,000 shares of common stock to an individual for consulting services. The total fair value at issuance date was $14,000.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

During 2008, the Company issued 60,000 shares of common stock to an individual for professional services rendered. The total fair value at issuance date was $600.

Series A Preferred Stock

During December 2008, the Company issued 8,300,749 shares of Series A Preferred Stock in connection with the settlement of accrued compensation and advances made by officers and employees of the Company totaling $475,545. Each share is convertible into twelve shares of the Company’s common stock at such time that the Company files an Amendment to its Articles of Incorporation to increase its authorized capital sufficient to permit the conversion of all Series A Preferred Stock.

Service Warrants

During 2005, the Company issued warrants to certain consultants. The exercise price of the warrants ranges from $0.001 to $1.00. The warrants expire at various dates in 2009 and 2010. There were no warrants issued or exercised during 2008 or 2007.

The fair value of the warrants issued was based on Black-Scholes model using the following assumptions: a volatility factor of 110.35%, five year warrant term from date of issuance and a risk free interest rate of 3.84%.

The fair value of the warrants issued for services amounted $394,000 during 2005. There was no change in the valuation of these warrants as of December 31, 2008 or 2007.

NOTE 12 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consists of the following:

	2008	2007
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(1,556,350)	(1,732,274)
State	—
Tax (benefit) from the decrease in valuation allowance	1,556,350	1,732,274

Provision (benefit) for income taxes, net	$—	$—

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 12 – INCOME TAXES (Continued)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2008	2007
Statutory federal income tax rate	35.0%	35.0%
State income taxes	5.5%	5.5%
Other	—%	—%
Valuation allowance	(40.5)%	(40.5)%

Effective tax rate	(0.0)%	(0.0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

	2008	2007
Net operating loss-carryforwards	$21,371,000	$16,500,000
Expiring between 2019-2027	—	—
Depreciation and amortization	—	—
Other	—	—

Net operating loss	$21,371,000	$16,500,000

The net deferred tax assets and liabilities are comprised of the following:

	2008		2007
Deferred tax assets:	$		$
Current
Non-current		8,655,000		6,682,500
Less: valuation allowance		(8,655,000)		(6,682,500)

Net deferred income tax asset	$		$

NOTE 13 – COMMITMENTS

Lease commitments:

During July 2008, the Company relocated its corporate office to another suite located within the same building. The Company entered into a noncancellable operating lease for its corporate offices for an initial lease term that covers a period of three years. The lease for the original corporate office expired in October 2008 and was not renewed.

Rental expense was approximately $150,000 and $150,000 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 total minimum rentals under operating leases with remaining noncancellable lease terms of more than one year were as follows:

Year Ending:

2009	$212,460
2010	212,460
2011	102,450

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 13 – COMMITMENTS (Continued)

Employment agreements

The Company entered into an employment agreement with its Chief Executive Officer (CEO) in April 2007 for a term of three years with automatic renewals. Under the terms of her agreement, the CEO received a signing bonus of 650,000 shares of stock and is entitled to receive an initial base salary of $225,000 per year subject to, at the CEO’s option, deferral upon which she will receive additional compensation of shares of the Company’s common stock equal to 20% of the deferred salary based upon the average 30 day trading average prior to such election. The CEO is also entitled to bonus compensation as follows: 1,000,000 shares of common stock on each one year anniversary of her employment; an annual performance bonus based on criteria established by the Company; an bonus of 250,000 shares per year that EBITDA increases by 10% from the previous year (the “Threshold Bonus”); 250,000 shares up to a maximum of 1,000,000 shares each year that EBITDA increases 5% over the Threshold Bonus; and up to 20% of base salary in each year that total gross revenues of the Company increase by more than 15,000,000.

Manufacturing and marketing agreement

In May 2008, the Company entered into a licensing agreement with Synergy I.P. Group, LLC (Synergy) to manufacture, market and distribute the “Spin Fryer”. In exchange for the exclusive rights to manufacture and market the “Spin Fryer”, the Company agreed to compensate Synergy in cash based on a percentage of sales, and options to purchase up to 5,000,000 shares of the Company’s common stock upon meeting certain performance benchmarks. No options or shares have been issued as a result of the above agreement.

NOTE 14 – RELATED PARTY

Pursuant to a manufacturing and marketing agreement entered into by the Company in May 2008 with Synergy, the majority partner of Synergy is entitled to receive the an aggregate of 2,675,000 options to purchase common stock of the Company. Of the 2,675,000 options, 535,000 options vested in May 2008 and may be exercised at $0.05 per share; 1,070,000 options vest upon satisfaction of performance benchmarks in connection with manufacturing and marketing agreement at an exercise price of $0.12 per shares; and the balance of 1,070,000 options vest upon satisfaction of further performance benchmarks at an exercise price of $0.25 per share. This individual was also appointed to the Company’s Board of Directors in December 2008 and is entitled to receive 750,000 shares of Company’s common stock annually for services to be rendered. These shares have not been issued as of December 31, 2008 and no value has been assigned to these, accordingly.

During December 2008, the Company issued 8,300,749 shares of Series A Preferred Stock in connection with the settlement of accrued compensation and advances made by officers and employees of the Company totaling $475,545.

NOTE 15 – LEGAL

In June 2008, a lawsuit was filed against the Company alleging that it had committed acts of common law fraud in connection with certain alleged marketing statements. The case was ultimately dismissed pursuant to the terms of a confidential settlement.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 15 – LEGAL (Continued)

During 2008, there are various claims made against the Company relating to Procede that range from return of the purchase price to $85,000. Two claims have been settled during the year pursuant to the terms of a confidential settlement agreement.

The Company is subject to claims and lawsuits in the ordinary course of business. In the opinion of management, the Company is adequately covered by insurance. If not insured, management believes such matters will not, in the aggregate, have a material adverse impact upon the Company’s financial position, results of operations, or cash flows.

NOTE 16 – SUBSEQUENT EVENT

On December 8, 2008, the Board of Directors approved a resolution whereby the Company agreed to form a separate subsidiary, Medico Express (Medico). Within Medico, the Company would acquire a business plan that would allow it to become a licensed durable medical equipment provider. This business plan and concept will be acquired from the Company’s CEO. As consideration, the Company would issue 4,500,000 of its own common stock and 2,000,000 shares of Medico’s preferred stock. As of December 31, 2008, these shares have not yet been issued.

As of December 31, 2008, the Company has incurred approximately $525,000 in expenses associated with obtaining the required licensing for Medico. These expenses are included as prepaid expenses on the balance sheet.