Form 10-K/A
period 2007-12-31
Dynamic Response Group, Inc.
filed 2009-04-20
CIK 1098685

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted: NONE

DYNAMIC RESPONSE GROUP, INC

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2007

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K amends the Company’s annual report for the period ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 31, 2008, as amended by Amendment No. 1, filed on March 11, 2009. We are amending our 10-K to clarify disclosures regarding return rates on certain products; exemptions with respect to the sale of unregistered securities; and evaluation of disclosure controls and procedures. This Amendment No. 2 shall amend the original filing in its entirety. Exhibits required to be filed hereunder, are incorporated herein by reference to the original filing.

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

Our Products

During 2007, we marketed the following products:

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

Management believes that industry return rates are generally high because purchases are often made on impulse. The higher return rates for Procede, Legends of Soul and NASCAR are, in management’s opinion, a function of cost and general product acceptance.

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

We are also devoting attention to the development of products specifically targeted to markets outside of North America. We have reviewed our infomercial library for those products that we believe will be successful in Europe, Asia and/or other international markets. When a product, that was initially sold domestically, is selected for international distribution, the infomercial is dubbed and product literature is created in the appropriate foreign languages. In addition, a review of the products and the infomercial’s compliance with applicable local laws is completed. We have a verbal agreement and understanding with Global DR, an international sourcing and distribution-company with distribution in over seventy countries worldwide. Global grants us a right of first refusal basis to license Global’s internationally successful products and infomercials for marketing in the United States market. Conversely, the agreement grants Global the right to distribute our products in its distribution stream world wide.

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

Media Access

An important aspect of our ability to successfully market products is access to media time. Infomercial programming is available to us through licensed distributors to more than 370 million households in seventy countries worldwide, including Argentina, Australia, Austria, Belarus, the Benelux countries, Brazil, China, Denmark, Ecuador, most Eastern European countries, Finland, France, Germany, Greece, Ireland, Italy, Japan, Mexico, the United Arab Emirates and Saudi Arabia, New Zealand, Norway, Peru, Portugal, Russia, Spain, most South American countries, Sweden, Switzerland, Taiwan, Turkey, Ukraine and the United Kingdom.

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

Contractual Obligations

We have commitments pursuant to (i) lease agreements, (ii) interest payments of approximately $50,000 quarterly on our long term debt and (iii) a $25,000 monthly fee payable to the inventor of ProCede which is applied to the purchase of the patent pursuant to the purchase agreement.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Name and principal position	Year	Salary		Bonus	Stock Award	Other Compensation	Total
Melissa K. Rice Chief Executive and Principal Accounting Officer	2007 2006 2005	$ $ $	225,000 144,000 144,000	$65,000	650,000	$10,800	$ $ $	235,800 144,000 209,000

Kevin Sepe Chief Executive Officer	2006		$132,837					$132,837

Ken Oxsalida President	2005		$97,510	$35,000				$132,510

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of our shares of common stock owned at March 31, 2008 by:

•	each of our directors and executive officers, and

•	our directors and executive officers as a group.

The address of our directors and executive officers is our address. We arc not aware of any person or “group”, as defined in the Regulation S-K, who owned five percent or more of our common stock at March 31, 2008. We believe each person identified in the table has sole voting and investment power over the shares he or she owns, except as noted.

Name	Number of shares	Percentage
Melissa K. Rice	2,368,000	2.66%

Joseph I. Emas	2,150,000	2.41%

All directors and officers as a group (2 persons)	4,518,000	5.07%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

At December 31, 2007, there was $279,411 due to related parties, including $136,688 payable to Ms. Rice for advances made to the Company.

Item 14.	Principal Accountant Fees and Services

The following table sets forth amounts we have been billed with respect to 2006 and 2007 for certain services provided by our independent accountant,

Service Audit	2006	2007
Review of unaudited financial statements	$35,000	$ $	40,000 — 30,000
Audit-related fees
Tax compliance, tax advice and tax planning
All other services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements. The following documents are filed as part of this Annual Report on Form 10-K:

(b)	Exhibits.

No.	Description
3.1(a)	Certificate of Incorporation of Registrant filed with the State of Delaware on October 26, 1982. (1)

3.1(b)	Certificate of Amendment of Certificate of Incorporation of Registrant filed with the State of Delaware on October 14, 1994. (1)

3.1(c)	Certificate For Renewal and Revival of Charter filed with the State of Delaware on May 20, 1994. (1)

3.1(d)	Certificate For Renewal and Revival of Charter of Registrant filed with the State of Delaware on April 23, 1996. (1)

3.1(e)	Certificate of Amendment of Certificate of Incorporation of Registrant filed with the State of Delaware on June 19, 1997. (1)

3.1(f)	Certificate For Renewal and Revival of Charter of Registrant filed with the State of Delaware on May 18, 1999. (1)

3.1(g)	Certificate of Amendment of Certificate of Incorporation of Registrant filed with the State of Delaware on July 27, 1999. (1)

3.1(h)	Certificate of Amendment of Certificate of Incorporation of Registrant filed with the State of Florida on March 5, 2007. (2)

3.1(i)	Articles of Amendment to Articles of Incorporation filed with the State of Florida on May 4, 2007(4)

3.1(j)	Articles of Amendment to Articles of Incorporation filed with the State of Florida on December 10, 2008 (4)

3.2	By-Laws (3)

3.3	Articles of Merger and Redomestication (3)

4.1	Form of Convertible Note (4)

4.2	Form of Warrant (4)

10.1	Executive Employment Agreement between Company and Melissa K. Rice dated April 27, 2007 (4)

10.2	Binding Letter of Intent (ProCede licensing agreement) as amended, between Company and Amparo Arango Franco (4)

10.3	License and Service Agreement between Company and Oracle USA, Inc (4)

10.4	Exclusive Manufacture and Marketing Agreement between Company and Synergy I.P. Group, LLC (4)

10.5	Fulfillment Services Agreement between Company and Innotrac Corporation (4)

10.6	Assignment of Marketing Service Agreement from KDAA, Inc. to the Company

14	Code of Ethics (4)

21.	Subsidiaries of the Registrant (4)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes–Oxley Act

(1)	Filed as an exhibit to Form 10-KSB, as filed with the Securities and Exchange Commission on November 20, 2000.
(2)	Filed as an exhibit to Amendment No. 1 to Form 10-SB, as filed with the Securities and Exchange Commission on May 11, 2007.
(3)	Filed as an exhibit to Form 10-SB, as filed with the Securities and Exchange Commission on February 13, 2007.
(4)	Filed as an exhibit to Amendment No. 1 to Form 10-K, as filed with the Securities and Exchange Commission on March 11, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Response Group, Inc.

/s/ Melissa K. Rice
Melissa K. Rice,
Chief Executive Officer and Principal Financial Officer

Date:	April 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Melissa K. Rice	April 20, 2009
Melissa K. Rice
Chief Executive Officer, Principal
Financial Officer and Director

/s/ Reno R. Rolle	April 20, 2009
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

See Notes to Consolidated Financial Statements

DYNAMIC RESPONSE GROUP, INC.

f/k/a YOUTH ENHANCEMENT SYSTEMS, INC.

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIENCY

	Preferred Stock				Original Common Stock		New Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total
	Shares	Series A	Shares	Series B	Shares	Amount	Shares	Amount
Balance at December 31, 2005	1,855,600	1,838,100	1,343,500	1,035,927	56,313,607	5,632	—	—	7,567,952	(11,413,422)	(965,811)
Cancellation of Series A Preferred Stock and reissuance of new Common Stock	(1,855,600)	(1,838,100)				—	1,855,600	1,855	1,836,245		—
Cancellation of Series B Preferred Stock and reissuance of new Common Stock			(1,343,500)	(1,035,927)		—	1,343,500	1,343	1,034,584		—
Cancellation of original Common Stock for new Common Stock					(56,313,607)	(5,632)	56,313,607	2,433	3,199		—
Proceeds from merger						—	4,020,040	722	824,000		824,722
Proceeds from exercise of warrants						—	1,822,950	182	893,728		893,910
Net loss										(2,149,078)	(2,149,078)
Balance at December 31, 2006	—	$—	—	$—	—	$—	65,355,697	$6,535	$12,159,708	$(13,562,500)	$(1,396,257)
Shares issued to investor	—	—				—	391,000	39	82,599		82,638
Fair value of share issued for services							12,268,057	1,227	1,215,294		1,216,521
Compensation to officers and employees							4,750,000	475	536,025		536,500
Shares issued in connection with warrants						—	629,007	63	(63)		—
Shares issued in connection of accrued liabilities						—	1,879,305	188	324,360		324,548
Net loss										(2,964,184)	(2,964,184)

Balance at December 31, 2007	—	$—	—	$—	—	$—	85,273,066	$8,527	$14,317,923	$(16,526,685)	$(2,200,235)

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

NOTE 11 — STOCKHOLDERS’ EQUITY

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