Form 10-Q
period 2009-03-31
Dynamic Response Group, Inc.
filed 2009-05-15
CIK 1098685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1 2b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of March 31, 2009, there were 90,187,270 shares of common stock issued and outstanding.

PART I —FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	Audited
ASSETS
Current Assets:
Cash	$51,005	$192,332
Accounts receivable	240,305	657,311
Inventory	92,914	479,035
Direct response advertising cost	1,025,049	839,487
Other current assets	779,340	542,645

Total current assets	2,188,613	2,710,810
Property and equipment, net	138,665	146,925
Intangible assets, net	824,533	824,533
Restricted cash	216,456	217,392
Other assets	30,893	88,536

Total assets	$3,399,160	$3,988,196

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$7,060,718	$7,307,302
Due to related parties	56,026	56,961
Convertible promissory notes	1,916,005	1,928,998

Total current liabilities	9,032,749	9,293,261
Commitments and contingencies
Stockholders’ Deficiency:
Series A Preferred Stock; $.0001 par value, 10,000,000 shares authorized, 8,300,749 and 0 shares issued and outstanding as of March 31, 2009 and 2008, respectively.	830	830
Common stock; $.0001 par value, 100,000,000 shares authorized, 90,187,270 and 90,572,270 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	9,004	9,004
Additional paid-in capital	15,067,619	15,054,627
Accumulated deficit	(20,711,042)	(20,369,526)

Total stockholders’ deficiency	(5,633,589)	(5,305,065)

Total liabilities and stockholders’ deficiency	$3,399,160	$3,988,196

See Notes to Consolidated Financial Statements

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2009 and 2008

	2009	2008
Gross revenue	$5,117,199	$10,007,985
Returns and allowances	(569,510)	(1,985,684)

Net revenues	4,547,689	8,022,301
Cost of revenues	1,223,537	1,990,851

Gross profit	3,324,152	6,031,450
Operating Expense:
Selling and marketing
Media and advertising	1,389,067	1,591,385
Commissions	4,066	—
Fulfillment and shipping	647,552	1,005,745
Call Center	210,595	425,137
Royalties	11,975	265,521
Other	33,738	—

Total selling and marketing	2,296,993	3,287,788
Merchant charge	189,940	424,352
General and administrative	713,225	2,308,309
Bad debt	394,433	—

Total operating expenses	3,594,591	6,020,449

Income (loss) from operations	(270,439)	11,001

Other income (expenses)
Other income	6,434	10,279
Interest expense	(77,511)	(72,366)

Total other expenses	(71,077)	(62,087)

Loss before income taxes	(341,516)	(51,086)
Provision for (benefit from) income taxes	—	231,308

Net Income ( Loss)	$(341,516)	$180,222

Basic and diluted weighted average common
shares outstanding	90,282,202	85,273,066

Basic and diluted loss per share	$(0.00)	$0.00

See Notes to Consolidated Financial Statements

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(341,516)	$180,222
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	14,256	2,946
Provision for returns	—	20,000
Allowance for doubtful accounts	37,998	223,000
Bad debt expense	394,433	—
Changes in assets and liabilities:
Accounts receivable	(15,425)	(575,715)
Inventory	386,121	(49,904)
Direct response advertising costs	(185,562)	(112,729)
Prepaid expenses and other current assets	(236,695)	89,908
Other assets	58,579	(231,308)
Accounts payable and accrued expenses	(246,585)	133,410

Net cash used in operating activities	(134,396)	(320,170)

Cash flows used in investing activities:
Purchased of equipment	(5,996)	—
Payments toward patent agreement	—	(75,000)

Net cash used in investing activities	(5,996)	(75,000)

Cash flows used in financing activities:
Net repayment of related party loans	(935)	(30,735)

Net cash used in financing activities	(935)	(30,735)

Net decrease in cash	(141,327)	(425,905)
Cash, beginning of period	192,332	571,571

Cash, end of period	$51,005	$145,666

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$72,366

Cash paid for interest	$77,511	$105,203

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

NOTE 1 – NATURE OF BUSINESS

Dynamic Response Group, Inc. (the Company), is a marketing company engaged in the business of Electronic & Multi Media Retailing, including print, radio, television and the internet and considers itself an emerging leader in the use of direct response transactional television programming, known as infomercials, to market consumer products.

As shown in the accompanying financial statements, the Company’s operating and capital requirements in connection with operations have been and will continue to be significant. While management anticipates that revenues earned from product sales will be the primary source of funds for operating activities, recurring losses from operations raise doubt about the Company’s ability to continue as a going concern. The Company currently owes seven million to media networks and other vendors. Management believes that the Company’s ability to continue as a going concern is dependent upon the ability to satisfy current obligations and to generate sales from existing and new products.

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

Interim reporting

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

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

Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts receivable, inventory and accounts payable and accrued expenses approximates fair value at March 31, 2009 due to the relatively short maturity of the instruments. The carrying value of long-term debt and convertible promissory notes approximates fair value at March 31, 2009 based upon terms available for companies under similar arrangements.

Cash and cash equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

Restricted cash

In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A “Current Assets and Current Liabilities”, cash which is restricted as to withdrawal is considered a noncurrent asset. Restricted cash consists of a reserve for credit card processing of approximately $216,456 which the Company holds in separate escrow accounts for the three months ended March 31, 2009.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2009 the provision for doubtful accounts was $37,998.

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

Intangible assets

The Company accounts for intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets consist of payments made toward the Procede name, trademarks and related formulas used in the Company’s primary product. In March 2009, the Company discontinued the marketing and sale of Procede in its existing state and formula. The Company is currently reformulating the product and expects to market its updated formula targeting men and women in late 2009. The Company is continuing to fulfill its continuity orders to existing customers.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

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

The Company incurred advertising expenses of $1,389,067 and $1,591,385 during the three months ended March 31, 2009 and 2008, respectively. The Company capitalized direct response advertising cost of $185,562 and $653,024 during the three months of March 31, 2009 and 2008, respectively.

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

March 31, 2009 and 2008

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

New Accounting Pronouncements

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company has adopted SFAS No. 160 as of January 1, 2009 and does not anticipate that its adoption will have a material impact on its consolidated financial statements as of March 31, 2009.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

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

SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted SFAS No. 141(R) as of January 1, 2009 and does not anticipate that its adoption will have a material impact on its consolidated financial statements as of March 31, 2009.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables due from individuals. The balance at March 31, 2009, is $240,305, which is shown net of allowances for doubtful accounts of $37,998

NOTE 5 – INVENTORIES

Inventories at March 31, 2009 and 2008 consist of the following:

	2009	2008
Finished Goods	$92,914	$616,803
Reserves	—	(20,000)

Inventory, net	$92,914	$596,803

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation at March 31, 2009 and 2008 consist of the following:

	2009	2008
Computer	$145,206	$31,412
Leasehold improvement	24,327	—
Furniture and fixtures	9,617	3,937

	179,150	35,349
Accumulated depreciation	(40,485)	(8,460)

Property and equipment, net	$138,665	$26,889

Depreciation expense totaled $14,256 and $2,946 during the three months ended March 31, 2009 and 2008, respectively.

NOTE 7 – INTANGIBLE ASSETS

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

NOTE 8 – ACCRUED COMPENSATION

Accrued compensation consists of unpaid wages to officers and consultants. Accrued compensation in the amounts of $78,410 and $125,797 were recorded as of March 31, 2009 and 2008 respectively.

NOTE 9 – CONVERTIBLE NOTES

The total convertible notes as of March 31, 2009 is $1,916,005. The Company issued no convertible notes during 2009. The convertible notes bear interest at 15% per annum. The convertible notes are unsecured. The Company has extended the term of the notes, which now mature at the end of 2010 and in early 2011. The convertible notes can be converted at the rate of $1.00 per share.

In connection with the extension of the convertible notes, the Company issued 4,730,000 warrants, which allow for the purchase of shares at $.50. The Company determined that fair value of the warrants issued using the Black-Scholes model with the following assumptions: a volatility factor of 97%, three year warrant term from the date of issuance, and a risk free interest rate of 2.00%. Based on this, the valuation of the warrants was considered immaterial.

Interest expense associated with the convertible notes totaled $75,168 during the three months ended March 31, 2009.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

NOTE 10 – LEGAL

In April 2009, the Company was named as a defendant in an action brought in the 13th Judicial Circuit Court in and for Hillsborough County, Florida, by Reliant International Media, Corp., (n/k/a Responzetv American Inc., Lpd.) seeking specific performance on allegations of breach of contract and tortious interference in connection with an agreement to market and sell Riddex. At this time, the outcome of the litigation is undeterminable; however, the Company denies any allegations of wrongdoing and intends to vigorously defend itself.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that relate to, among other things, our business strategy, the market opportunity for our products, including expected demand for our products, our estimates regarding our capital requirements and other plans, objectives, and intentions. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those items discussed in the “Risk Factors” section or other sections in the Company’s Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”), as well as in Item IA of Part II of this Quarterly Report. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

The Company. We are a marketing company, developer and distributor of personal development, wellness and entertainment consumer goods and services through print catalogs, radio, direct mail, direct response television programming (also known as “DRTV” or infomercials) and the Internet. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution.

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

The Company has been a reporting company since March 2007 and its common stock is quoted on the Over-the-Counter-Bulletin-Board under the symbol “DRGP.OB” Our principal place of business is located at 4770 Biscayne Boulevard, Suite 780, Miami, Florida 33137. Our telephone number is (305) 576-6889. Our website is www.dynamicresponsegroup.com. The information on our website is not incorporated into and is not a part of this Quarterly Report.

Products and Services. Our success depends in part on our ability to offer products that reflect consumers’ tastes and preferences and therefore, items are added and removed from our product line accordingly. At year end, we assessed the profitability of our product mix including products in varying stages of testing and development. Based on our findings, we discontinued several product offerings including our NASCAR and Legends of Soul products, based on weakened consumer demand and increased return rates, and we discontinued our marketing efforts for ProCede due to underperforming sales. During the first quarter of 2009, we discontinued our Turbo Cooker offering due to less than anticipated sales performance. Our current product offering consists of Riddex Plus, an electronic pest control product that creates an irritating environment for rodents, roaches and other pests inside walls, chasing them from homes and deterring future pests from entering.

Products in Development and Testing. Based on test market data for products in development, we terminated Polar Delight and AbFlexer. Both Vibio, an exercise platform wholly owned and developed by us, and Spin Fryer, a patented technology that allows for the cooking of fried foods with 50% less oil on the food after cooking, produced moderate test results and we anticipate further developing these products for additional testing and rollout in late 2009.

We anticipate launching Medico Express, a licensed durable medical equipment provider and subsidiary of the Company. Medico Express will provide direct-to-consumer Medicare reimbursed diabetic medical products targeting the Hispanic community in the United States, Puerto Rico and the Virgin Islands. In June 2008, Medico Express submitted a licensing application to Medicare. In February 2009 Medico Express received its certification from Community Health Care Accreditation, Inc. (“CHAPS”) (a requirement to obtain a Medicare license) and is currently awaiting its Medicare billing number at which time we will launch Medico Express.

Licensed Products. In March 2009, we licensed the rights to market and sell Aeropedic, a mattress topper constructed from high quality memory foam with adjustable functions that we had under testing and development, to Allstar Marketing Group, LLC for a period of 12 months in exchange for 40% of the net revenue from worldwide sales by Allstar together with aggregate nonrefundable advances of $450,000, subject to our meeting certain joint testing benchmarks and a per unit sold royalty payable to the Company upon meeting sales benchmarks.

Sales and Marketing. We purchase media to advertise our products and programs through radio, direct mail, the Internet and through DRTV or infomercials. Our primary focus on sales and marketing is through DRTV programming that we develop, test and produce in-house for distribution through licensed distributors in the United States. Our products are currently sold in the United States and Canada. We also use the Internet to sell our products and to provide information for each product to consumers. We offer each of our products through their own websites and promote our websites through visual media, print publications, product packaging and Internet links.

Distribution, Customer Service and Returns. Through each medium, we provide a phone number to one of our two call centers that a consumer calls to order a product. The call center takes the order and processes a credit card given by the customer. When payment is made by the bank that issues the credit card to the call center’s credit card processing department, the payment is forwarded to us. We also license our products and our advertising through distributors who invest in media and take a larger percentage of the sales. These distributors purchase the goods from us at wholesale and take on the responsibility of marketing our products. During the first quarter of 2009, we cancelled our agreement with Innotrac Corporation which provided fulfillment services for our Turbo Cooker product that we discontinued at the same time We currently outsource order fulfillment, inventory management and customer service through Planet E Shop and that allows us to distribute products, just-in-time, from a fulfillment center located in Dallas, Texas. This center oversees our customer support for Internet sales and returns and exchanges. Products ordered through one of our in-bound call center partners are generally shipped no later than the next business day.

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

SUBSIDIARIES

The Company’s wholly owned subsidiaries are TMK Holdings, Inc, a Florida corporation, Consumer Dynamix Corp, a Florida corporation, ProCede Corp, a Florida corporation and TV Short Force, Inc., a Florida corporation. The Company is the majority shareholder of Medico Express, Inc. (f/k/a USA 24/7, Inc.) a Florida corporation

RESULTS OF OPERATIONS

Outlook

The worldwide economic downturn, which accelerated in the fourth quarter of 2008, continues to negatively impact retail consumer sales and our ability to access credit. During the first quarter of 2009, consumer purchases of discretionary items and retail products, including ours, continued to decline. To offset, we would increase advertising, however, we continue to experience restrictions on obtaining credit, particularly with respect to advertising, and as a result, we have had to curtail our formerly aggressive advertising practices.

In the absence of readily available sources of credit and financing, management has endeavored to take steps to minimize costs and to maximize our long-term profit margins. We thoroughly restructured our product mix by eliminating underperforming products and certain products in development that failed to meet our test market criteria. We went from approximately five major product offerings in 2008 to one primary product offering during the first quarter of 2009. We also recognized a one time write down of accounts receivable in the first quarter of 2009 in connection with our discontinued product offerings. As a result, our net income during the first quarter would have been $52,917 as compared to the reported loss of $341,516.

We also implemented furloughs which has resulted in an across the board salary reduction of 8%. In addition, we reduced salaries and consulting fees which should reduce our annual compensation and payroll by approximately $325,000. As a result of these reductions, we expect to trim an additional $30,000 from our annual costs related to employee benefits.

We will continue to focus on cost reduction initiatives and improving operating efficiency. We expect the challenges resulting from the global economic downturn to continue throughout the remainder of fiscal 2009; however, we believe that our restructuring strategy will help us weather the economic downturn in the long run and maintain adequate liquidity necessary for our operations.

Our financial statements are consolidated to include the accounts of the Company and our wholly owned Florida subsidiaries, TMK Holdings, Inc, Consumer Dynamix Corp, ProCede Corp and TV Short Force, Inc. along with Medico Express, Inc., a Florida corporation of which the Company is the majority shareholder. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our audited financial statements and accompanying notes and the information set forth under Item 7 “Management’s Discussion and Analysis or Plan of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed on April 15, 2009 (our “2008 Annual Report”).

Results of Operations—Comparative Three Month Periods Ended March 31, 2009 and 2008

We recognized a net loss of $(341,516) for the three months ended March 31, 2009, as compared to net income of $180,222 for the same period in 2008. The loss in the current period is due primarily to a one-time write off of accounts receivable in connection with our discontinued Legends of Soul, NASCAR and ProCede products.

Net revenue decreased $3,474,612 or 43% to $4,547,689 for the three months ended March 31, 2009 as compared to $8,022,301 for the three months ended March 31, 2008.

NET REVENUE BY PRODUCT

Product	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008		Change from Prior Period
Riddex Plus	$4,147,680	91%	$4,288,538	53%	$(140,858)	-3%
ProCede(1)	$21,955	*	$974,971	12%	$(953,016)	-22%
Turbo Cooker(2)	$159,562	4%	—	—	$159,562	—
The Official NASCAR Members Club(1)	—	—	$1,334,957	17%	$(1,334,957)	—
Legends of Soul(1)	$45,008	1%	$1,139,377	14%	$(1,094,369)	-26%
All Other	$173,484	4%	$284,458	4%	$(110,974)	-3%

TOTAL NET REVENUE	$4,547,689	100%	$8,022,301	100%	$3,474,612	-81%

*	less than 1%

(1)	We discontinued these product during the second half of 2008. Sales during the first quarter 2009 reflect sales from residual orders.

(2)	We launched Turbo Cooker during the second quarter of 2008 and discontinued it during the first quarter of 2009.

We discontinued our NASCAR and Legends of Soul product offerings in 2008 due to weakened consumer demand and increased return rates associated with these products and discontinued our marketing efforts for ProCede during 2008 due to underperforming sales. These products, collectively, accounted for 43% of net revenue during the first quarter of 2008 and 19% for the year ended 2008. We launched Turbo Cooker in the third quarter of 2008; however due to less than favorable sales, we discontinued this product during the first quarter of 2009. We also terminated Polar Delight and AbFlexer, two products in development, based on our test market data.

Our primary product, Riddex Plus supported sales during the first quarter of 2009 accounting for 91% of our net revenue. Returns and allowances, for all of products collectively, decreased 71% to $569,510 as compared to $1,985,684 for the same three month period in 2008 and were down approximately 66% as compared to returns for the previous quarter, a direct result of terminating the NASCAR, Legends of Soul and ProCede product offerings from our product mix. Cost of sales decreased $767,314 or 39% during the three months ended March 31, 2009 as compared to $1,990,851 for the same three month period in 2008, the result of lower revenues.

As a result of the decrease in our sales, gross profit decreased $2,707,298 or 45% to $3,324,152 for the three months ended March 31, 2009 as compared to $6,031,450 for the three months ended March 31, 2008. Total operating expenses decreased $2,425,859 or 40% to $3,594,591 for the three months ended March 31, 2009 as compared to $6,020,449 for the three months ended March 31, 2008. This change was primarily a result of the following:

Selling and marketing expenses decreased $990,796 or 30% to $2,296,993 as compared to $3,287,788 for the three months ended March 31, 2008. The decrease in the first quarter of 2009 as compared to the first quarter of 2008 was due generally to the reduction in the number of products in our product mix. Selling and marketing expenses consist generally of media and advertising, fees paid to fulfillment vendors for processing customer orders and related customer services, costs for shipping, sales commissions to our marketers and product owners, call center costs and other costs incurred to sell our products as follows:

•	a 95% decrease in royalties payable to product owners as a result of our termination of our NASCAR and Legends of Soul products;

•	a 50% decrease in call center expenses as a result of terminating our ProCede and Legends of Soul products ;

•	a 36% decrease in fulfillment and shipping expenses due to the discontinuation of our NASCAR, Legends of Soul and ProCede products; and

•	a 13% decrease in media and advertising costs attributed to our discontinued Legends of Soul and ProCede products.

Decreases in our selling and marketing expenses were offset by:

•

“Other” selling and marketing expenses of $33,738 as compared to $0 for the three months ended March 31, 2008, which consist of miscellaneous product development costs, editing and duplication of media spots and development of an in-house ecommerce center.

Merchant Charges decreased 55% to $189,940 as compared to $424,352 for the three months ended March 31, 2008 as a direct result of the decrease in revenue.

General and administrative expenses decreased 69% to $713,225 as compared to $2,308,309 during the first quarter of 2008 as a result of reductions in salaries and employee related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three Months Ended March 31, 2009

Our cash and current assets decreased slightly to $2,188,613 as of March 31, 2009 as compared to $2,710,810 as of December 31, 2008.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2009 and the three months ended March 31, 2008:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Cumulative Period from Inception (October 1982) to March 31, 2009
Net Cash From/(Used in) Operating Activities	$(134,396)	$(320,170)	$104,464
Net Cash Provided by (Used in) Investing Activities	$(5,996)	$(75,000)	$(318,651)
Net Cash Provided by (Used in) Financing Activities	$(935)	$(30,735)	$(306,379)
Net Increase/(Decrease) in Cash and Cash Equivalents	$(141,327)	$(425,905)	$(520,566)

Cash Flows from Operating Activities

Operating activities used net cash of $134,396 for the three months ended March 31, 2009. Net cash used reflects cash used to support net changes in working capital items, which included a $246,585 increase in accounts payable and accrued expenses primarily as a result of past due media and advertising costs; a $236,695 increase in prepaid expenses related to investments in Medico and an affiliate; a $185,562 increase in direct response advertising costs; a $386,121 decrease in inventory related to the write-off of discontinued products; recognition of a $394,433 increase in bad debt expense attributed to accounts receivable write offs in connection with our discontinued Legends of Soul, NASCAR, ProCede and Turbo Cooker products; and a $14,256 depreciation expense attributed to furniture and equipment. Net changes in working capital items were offset by $0 provisions for returns; a $37,998 reduction in our allowance for doubtful accounts due to a decrease in our receivables; a $15,425 decrease in accounts receivable as a result of terminating products that were payable in installments; and a $58,579 decrease in other assets as a result of expensing formerly prepaid expenses (primarily attributed to our ProCede product).

Cash Flows used in Investing Activities

Our investing activities used $5,996 in net cash during the three months ended March 31, 2009. Net cash used is composed entirely of capital expenditures on equipment related to our business intelligence and database system.

Cash Flows from Financing Activities

Our financing activities used net cash of $935 for the three months ended March 31, 2009 due to the repayment of an advance to our sole officer and loans to affiliates.

Financial Position

Our total assets decreased $589,036 or 15% to $3,399,160 as of March 31, 2009 from $3,988,196 as of December 31, 2008. The decrease was primarily associated with a $185,562 increase in direct response advertising cost and a 236,695 increase in other current assets consisting of investments in Medico and an affiliate which was offset by a $386,121 decrease in inventory; a $417,006 decrease in accounts receivable; and a $141,327 decrease in cash. Our restricted cash remained consistent at $216,456 as compared to $217,392 as of December 31, 2008. We hold restricted cash in a merchant services account as a reserve for credit card processing as required by our former merchant service provider.

Obligations Outstanding

As of March 31, 2009 we owe $7,060,718 in accounts payable and accrued expenses to vendors and media providers and $56,026 to officers, employees and consultants to the Company for accrued wages and consulting fees. The balance due to our officers, employees and consultants accrues interest at 12%.

In connection with unsecured convertible promissory notes that we issued to investors during 2005 and 2006, we owe $1,916,005 as of March 31, 2009. The convertible promissory notes bear interest at the rate of 15% per annum and may be converted into shares of common stock at $1.00 per share any time prior to maturity. The notes will mature between late 2009 and early 2010.

Material Commitments, Expenditures and Contingencies

We have commitments pursuant to our lease agreement and certain outstanding commitments to creditors and convertible note holders as discussed under “Obligations Outstanding” in this section on Liquidity. We believe our available cash, cash expected to be generated from operations, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis; however, as of March 31, 2009, the Company had cash and cash equivalents of $507,766, current liabilities of $9 million, stockholders’ deficit of $5.6 million and a cumulative net loss of $20,711,042 which may raise doubts about our ability to continue as a going concern without successfully deferring or reducing certain operating costs or raising funds. As a result, the accompanying unaudited financial statements have been prepared on the basis of a going concern assumption and do not reflect any adjustments that might result from the outcome of this uncertainty.

In preparation of launching Medico Express, we have expended $637,913 in connection with start up costs including licenses and required applications, personnel and creation of an in-house customer service department solely to handle Medico Express orders.

OFF BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2008 Annual Report. Our critical accounting policies have not changed materially since December 31, 2008.

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized in the notes to our financial statements and below:

Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.

SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted SFAS No. 141(R) as of January 1, 2009 and does not anticipate that its adoption will have a material impact on its consolidated financial statements as of March 31, 2009.

Noncontrolling Interests in Consolidated Financial Statements: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company has adopted SFAS No. 160 as of January 1, 2009 and does not anticipate that its adoption will have a material impact on its consolidated financial statements as of March 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of Melissa K. Rice, its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Melissa K. Rice, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations. We are currently not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business except as follows:

In April 2009, the Company was named as a defendant in an action brought in the 13th Judicial Circuit Court in and for Hillsborough County, Florida, by Reliant International Media, Corp., (n/k/a Responzetv American Inc., Lpd.) seeking specific performance on allegations of breach of contract and tortious interference in connection with an agreement to market and sell Riddex. At this time, the outcome of the litigation is undeterminable; however, the Company denies any allegations of wrongdoing and intends to vigorously defend itself.

ITEM 1A.	RISK FACTORS

Please consider the following risk factors carefully. The descriptions below include material changes to the description of the risk factors previously disclosed in Item 1A of our 2008 Annual Report. The risks described below and in our 2008 Annual Report could materially and adversely affect our business, financial condition and results of operations. We also may be adversely affected by risks not currently known or risks that we do not currently consider to be material.

The Company has incurred recurring losses from operations, has limited cash and cash equivalents that raises substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2009, the Company had cash and cash equivalents of $507,766, current liabilities of $9 million and stockholders’ deficit of $5.6 million. During the three months ended March 31, 2009, the Company incurred a net loss of $ 341,516. During the three months ended March 31, 2009, operating activities used approximately $134,396 of cash. Given the Company’s results from operations, current forecasts, and financial position as of March 31, 2009, our present capital resources may not be sufficient to fund our planned operations through and beyond 2009, and/or the Company may require significant additional funds in maintain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations. We cannot assure you that we will successfully defer, reduce or eliminate certain operating expenditures or that we can obtain additional funding on reasonable terms, or at all. Further, if we raise additional funds by issuing equity securities, our stock price may decline, our existing stockholders will experience significant dilution, and the newly issued securities may have rights superior to those of existing shareholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

On February 18, 2009, the Board approved an amendment to effect a reverse stock split at a range to be determined by the Board but in no event greater than 100:1, subject to shareholder approval. Melissa K. Rice and Patrice Kawas, being the holders of a majority of the voting power of the voting capital stock of the Company approved the actions by written consents in lieu of a meeting on March 6, 2009.

On March 11, 2009 in response to the staff’s comments, we filed amendments to our Form 10-K for the year ended December 31, 2007, and in each of our quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2008.

On March 12, 2009, we filed Amendment No. 2 to our 14C to include notice of the proposed reverse stock split.

The Company received a second comment letter from the SEC dated March 24, 2009 requesting clarifications and corrections to the Company’s Amendment No. 2 to the 14C and Amendment No. 1 to the December 31, 2007 10-K. In response to the SEC’s comments, on April 20, 2009, the Company filed Amendment No. 2 to its December 31, 2007 10-K to further clarify disclosures regarding return rates on certain products; exemptions with respect to the sale of unregistered securities; and evaluation of disclosure controls and procedures along with the addition of an agreement related to the Company’s NASCAR product and filed Amendment No. 3 to its 14C to revise language regarding the effects of the reverse stock split.

On April 24, 2009, the Company received notice from the SEC that the staff had completed its review and had no further comments with respect to the Company’s Preliminary 14C and 10-K for the period ended December 31, 2007.

On April 28, 2009, the Board of Directors designated a reverse stock split ratio of 100:1; reset the record date for the 14C and ratified all actions taken in connection with the 14C.

As of the date of this Quarterly Report, we have not filed a definitive information statement in connection with our proposed amendments to increase our authorized capital and to approve a reverse split.

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009	DYNAMIC RESPONSE GROUP, INC.

/s/ Melissa K. Rice
Melissa K. Rice Principal Executive Officer and Principal Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002