Form 10-Q
period 2009-06-30
Dynamic Response Group, Inc.
filed 2009-08-14
CIK 1098685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

DYNAMIC RESPONSE GROUP, INC.

(Name of Registrant in its Charter)

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

Yes  ☐    No  ☐

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

☐  Yes    ☒  No

As of August 11, 2009, there were 4,213,123 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	Audited
ASSETS
Current Assets:
Cash	$38,615	$192,332
Accounts receivable	139,472	657,311
Inventory	91,255	479,035
Direct response advertising cost	1,027,333	839,487
Other current assets	224,061	542,645

Total current assets	1,520,736	2,710,810
Property and equipment, net	124,242	146,925
Intangible assets, net	824,533	824,533
Restricted cash	—	217,392
Other assets	831,695	88,536

Total assets	$3,301,206	$3,988,196

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$6,703,406	$7,307,302
Due to related parties	74,507	56,961
Convertible promissory notes	—	1,928,998

Total current liabilities	6,777,913	9,293,261
Commitments and contingencies
Stockholders’ Deficiency:
Series A Preferred Stock; $.0001 par value, 50,000,000 shares authorized, 83,007 and 0 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	—	830
Common stock; $.0001 par value, 250,000,000 and 100,000,000 shares authorized, 902,033 and 905,723 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	90	90
Additional paid-in capital	17,174,287	15,063,541
Accumulated deficit	(20,651,084)	(20,369,526)

Total stockholders’ deficiency	(3,476,707)	(5,305,065)

Total liabilities and stockholders’ deficiency	$3,301,206	$3,988,196

See Notes to Consolidated Financial Statements

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 Months Ended June 30,		For the 6 Months Ended June 30,
	2009	2008	2009	2008
Gross revenue	$2,824,040	$9,552,292	$7,941,239	$19,560,277
Returns and allowances	(192,813)	(2,304,120)	(762,322)	(4,289,804)

Net revenues	2,631,227	7,248,172	7,178,917	15,270,473
Cost of revenues	475,496	1,652,776	1,699,034	3,016,516

Gross profit	2,155,731	5,595,396	5,479,883	12,253,957
Operating Expense:
Selling and marketing
Media and advertising	622,379	3,679,095	2,011,446	6,498,160
Commissions	11,840	488,905	15,906	1,116,017
Fulfillment and shipping	334,981	970,100	982,533	1,975,846
Call Center	185,029	429,525	395,624	854,661
Royalties	—	138,407	11,975	403,928
Other	12,348	117,857	46,086	206,670

Total selling and marketing	1,166,577	5,823,889	3,463,570	11,055,282
Merchant charge	152,284	328,834	342,224	753,186
General and administrative	639,698	1,209,953	1,352,922	1,971,060
Bad debt	58,959	—	453,392	—

Total operating expenses	2,017,518	7,362,676	5,612,108	13,779,528

Income (loss) from operations	138,213	(1,767,280)	(132,225)	(1,525,571)

Other income (expenses)
Other income	53	3,919	6,487	14,198
Interest expense	(78,309)	(105,684)	(155,820)	(178,050)

Total other expenses	(78,256)	(101,765)	(149,333)	(163,852)

Income (Loss) before income taxes	59,957	(1,869,045)	(281,558)	(1,689,423)
Provision for (benefit from) income taxes	—	—	—	231,308

Net Income (Loss)	$59,957	$(1,869,045)	$(281,558)	$(1,458,115)

Basic and diluted weighted average common shares outstanding	1,120,954	881,780	1,014,453	867,355

Basic and diluted earnings (loss) per share	$0.05	$(2.12)	$(0.28)	$(1.68)

See Notes to Consolidated Financial Statements

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss)	$(281,558)	$(1,458,115)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	28,678	5,910
Provision for returns	—	—
Allowance for doubtful accounts	2,466	170,537
Bad debt expense	453,392	—
Conversion of accounts payable and accrued expenses to Series B preferred stock	101,918
Changes in assets and liabilities:
Accounts receivable	61,981	(48,720)
Inventory	387,780	271,513
Inventory reserve	—	(61,927)
Direct response advertising costs	(187,846)	(263,106)
Prepaid expenses and other current assets	318,584	(123,842)
Deferred tax asset	—	(231,308)
Other assets	(525,767)	(185)
Accounts payable and accrued expenses	(603,898)	2,055,169

Net cash used in operating activities	(244,270)	315,926

Cash flows used in investing activities:
Purchase of equipment	(5,996)	—
Capital expenditures		(1,034)
Payments toward patent agreement	—	(149,850)

Net cash provided by (used in) investing activities	(5,996)	(150,884)

Cash flows used in financing activities:
Proceeds from loans payable	—	—
Repayment of loans payable	—	—
Net repayment of related party loans	(935)	(48,417)
Principal payments for obligation under capital lease	—	(11,065)
Proceeds from shareholder loans	18,482	—
Proceeds from conversion of notes payable	79,002	—

Net cash used in financing activities	96,549	(59,482)

Net decrease in cash	(153,717)	105,560
Cash, beginning of period	192,332	571,571

Cash, end of period	$38,615	$677,131

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—

Cash paid for interest	$77,511	$72,366

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

NOTE 1 - NATURE OF BUSINESS

Dynamic Response Group, Inc. (the Company), is a marketing company engaged in the business of Electronic & Multi Media Retailing, including print, radio, television and the internet and considers itself an emerging leader in the use of direct response transactional television programming, known as infomercials, to market consumer products.

As shown in the accompanying financial statements, the Company’s operating and capital requirements in connection with operations have been and will continue to be significant. Although the Company realized net income during the second quarter, losses from operations raise doubt about the Company’s ability to continue as a going concern. Management is currently working with outstanding creditors with the intent to convert some of the Company’s debt to equity, whereby the creditors will take shares of a newly created Series B Preferred Stock in place of the debt owed. The Series B Preferred Stock will earn escalating interest over the years it is outstanding. The Company has also taken steps to reduce its obligation to its 15% convertible note holders by converting the notes into a newly created Series C Preferred Stock. As the Company generates revenue it will convert the preferred shares to cash and return the preferred stock to treasury.

The Company has recently reacquired the rights to market Aeropedic, which tested high in the marketplace and has also acquired the rights to market GemMagic. Additionally, Medico Express, a majority owned subsidiary of the Company, received its Medicare certification in July 2009 and commenced operations in August. The Company will earn a management fee from Medico Express.

The Company’s ability to continue as a going concern is dependent upon the ability to generate sales from existing and new products and obtaining adequate capital to launch new products. The Company is presently in the final stages of negotiating with several institutions to secure financing for Medico Express and the Company’s operations. Management anticipates that revenues earned from sales will be the primary source of funds for operating activities; however, there can be no assurance that management’s plans will be successful.

The financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

Interim reporting

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

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

Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts receivable, inventory and accounts payable and accrued expenses approximates fair value at June 30, 2009 due to the relatively short maturity of the instruments. The carrying value of long-term debt approximates fair value at June 30, 2009 based upon terms available for companies under similar arrangements.

Cash and cash equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restricted cash

In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A “Current Assets and Current Liabilities”, cash which is restricted as to withdrawal is considered a noncurrent asset. Restricted cash consists of a reserve for credit card processing of $0 and $217,392 which the Company holds in separate escrow accounts for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2009 and December 31, 2008, the provision for doubtful accounts was $2,466 and $103,516, respectively.

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

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible assets consist of payments made toward the Procede name, trademarks and related formulas used in the Company’s primary product. In March 2009, the Company discontinued the marketing and sale of Procede in its existing state and formula. The Company is currently re-formulating the product and expects to market its updated formula targeting men and women in late 2010. The Company is continuing to fulfill its continuity orders to existing customers.

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

The Company incurred advertising expenses of $622,379 and $2,011,446 during the three months ended June 30, 2009 and 2008, respectively. The Company capitalized direct response advertising at a net cost of $187,846 and $316,347 during the six months ended June 30, 2009 and 2008, respectively.

Income (loss) per share

The Company presents basic income (loss) per share and diluted earnings per share in accordance with the provisions of SFAS No. 128 “Earnings per Share”. Under SFAS No.128, basic net income/loss per share is computed by dividing the net income/loss for the year by the weighted average number of common shares outstanding during the year. Diluted net income/loss per share is computed by dividing the net income/loss for the year by the weighted average number of common shares and common share equivalents outstanding during the year.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

New accounting pronouncements

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company has adopted SFAS No. 160 as of January 1, 2009 and does not anticipate that its adoption will have a material impact on its consolidated financial statements as of June 30, 2009.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.

SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted SFAS No. 141(R) as of January 1, 2009 and does not anticipate that its adoption will have a material impact on its consolidated financial statements as of June 30, 2009.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables due from individuals. The balances at June 30, 2009 and December 31, 2008 are $133,618 and $657,311, which is shown net of allowances for doubtful accounts of $2,466 and $103,516.

NOTE 5 - INVENTORIES

Inventories at June 30, 2009 and December 31, 2008 consist of the following:

	2009	2008
Finished Goods	$91,255	$550,890
Reserves	—	(71,855)

Inventory, net	$91,255	$479,035

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation at June 30, 2009 and December 31, 2008 consist of the following:

	2009	2008
Computer	$145,205	139,210
Leasehold improvement	24,327	24,327
Furniture and fixtures	9,917	9,617

	179,149	173,154
Accumulated depreciation	(54,907)	(26,229)

Property and equipment, net	$124,242	146,925

Depreciation expense totaled $28,678 and $5,910 during the six months ended June 30, 2009 and 2008, respectively.

NOTE 7 - INTANGIBLE ASSETS

In August 2008, the Company discontinued the marketing and sale of Procede in its existing state and formula. The Company is currently re-formulating the product and expects to market its updated formula targeting men and women in late 2010. The Company is continuing to fulfill its continuity orders to existing customers to which it had committed prior to discontinuance of the marketing product. The Company continues to capitalize $825,533 toward the intangible asset, which represents the value associated with the Procede name, trademarks and related formulas.

NOTE 8 - ACCRUED COMPENSATION

Accrued compensation consists of unpaid wages to officers and consultants. Accrued compensation in the amounts of $40,218 and $75,850 were recorded as of June 30, 2009 and December 31, 2008 respectively.

NOTE 9 - CONVERTIBLE NOTES

The total convertible notes as of June 30, 2009 and December 31, 2008 are $0 and $1,928,998. As of June 30, 2009, the Company entered into securities exchange agreements with the holders of its 15% convertible notes to convert an aggregate of $2,008,000 due on the notes into 2,008,000 shares of preferred stock with a stated value of $1.00 per share designated as Series C Preferred Stock together with the right to receive shares of common stock of Medico Express, Inc.

Interest expense associated with the convertible notes totaled $150,978 and $200,509 for the six months ended June 30, 2009 and 2008.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

NOTE 10 - LEGAL

The Company is subject to claims and lawsuits in the ordinary course of business. In the opinion of management, the Company is adequately covered by insurance. If not insured, management believes such matters will not, in the aggregate, have a material adverse impact upon the Company’s financial position, results of operations, or cash flows.

The Company has been served with a lawsuit from a company that claims to have the exclusive right to Riddex. The product owner and the Company have been named in the suit. The Company has documentation that directly contradicts the claim.

NOTE 11 - EQUITY

Increase of authorized common stock and reverse stock split

On June 10, 2009, the Company increased its authorized common stock from 100,000,000 shares to 250,000,000 shares and its preferred stock from 10,000,000 shares to 50,000,000 shares. Immediately following, on June 11, 2009, the Company implemented a 100 for 1 reverse stock split and changed its trading symbol from DRGP.OB to DRGZ.OB.

Conversion of Series A Preferred Stock

As a result of filing the amendment to its articles of incorporation, 8,300,749 shares, being all of the issued and outstanding shares of the Company’s Series A Preferred Stock, automatically converted into shares of the Company’s common stock at a rate of one for twelve, or an aggregate of 99,608,988 shares of common stock. The converted Series A Preferred shares resumed the status of authorized shares of preferred stock without differentiation as to series and may be reissued as part of a new series of preferred stock subject to the conditions and restrictions on issuance set forth in the Articles of Incorporation or in any certificate of designation creating a series of preferred stock or any similar stock or as otherwise required by law.

Debt Conversion

On June 30, 2009, the Company received conversion notices to convert an aggregate of $305,843 in past due consulting fees and accrued salary owed to a consultant and an employee for services, respectively, for services rendered between 2007 and 2008. Under the terms of agreements between the Company and the consultant and employee, respectively, dated January 2009, the consultant and employee could convert the obligations into shares of the common stock of the Company at the conversion rate of $0.02 per share beginning June 30, 2009, subject to volume limitations whereby the aggregate number of shares of common stock so converted, together with the converting party’s then current beneficial ownership of the Company’s common stock, does not exceed 9.9% of the Company’s issued and outstanding common stock in any three month period.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

NOTE 11 - EQUITY (CONTINUED)

Series B Preferred Stock

Between June and July 2009, the Company entered into agreements with certain media vendors to convert accounts payable owed by the Company to the vendors into an aggregate of 10,000,000 shares of preferred stock designated as Series B Preferred Stock of the Company. The Series B Preferred Stock has a stated value of $0.50 per share. Holders of Series B Preferred shares will be entitled to non-cumulative quarterly dividends at the initial rate of 4% for the first two years, increasing to 8% in the third year, 12% in the fourth year and a 15% in the fifth year and thereafter. Holders of the Series B Preferred Stock are not entitled to voting rights or preference upon liquidation. Each holder of Series B Preferred Stock shall have the right to convert all or part of his or her shares of Series B Preferred Stock into shares of the Company’s common stock by dividing the stated value by $0.50 subject to closing price and volume limitations and subject to adjustment in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event.

No shares were issued and outstanding as of June 30, 2009; however, as of July 30, 2009, the Company has issued 143,840 shares of Series B Preferred Stock to participating vendors.

Series C Preferred Stock

As of June 30, 2009, the Company entered into securities exchange agreements with the holders of its 15% convertible notes to convert an aggregate of $2,008,000 due on the notes into 2,008,000 shares of preferred stock with a stated value of $1.00 per share designated as Series C Preferred Stock together with the right to receive shares of common stock of Medico Express, Inc. The Series C Preferred ranks senior to the Company’s common and Series B Preferred Stock. Holders of Series C Preferred shares will be entitled to non-cumulative quarterly dividends at the initial rate of 10% for the first year, increasing to 15% in the second year and thereafter. Holders of the Series C Preferred Stock are not entitled to voting rights. Each holder of Series C Preferred Stock shall have the right to convert all or part of his or her shares of Series C Preferred Stock into shares of the Company’s common stock by dividing the stated value by $0.50 subject to closing price limitations and subject to adjustment in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event.

No shares were issued and outstanding as of June 30, 2009; however, as of June 30, 2009, the Company has issued 2,008,000 shares of Series C Preferred Stock.

DYNAMIC RESPONSE GROUPS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

NOTE 12 - SUBSEQUENT EVENTS

Series B Preferred Stock

On July 30, 2009, the Company amended its Articles of Incorporation to designate the rights and preferences of 10,000,000 shares of redeemable preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) with a stated value of $0.50 per share. Holders of Series B Preferred shares will be entitled to non-cumulative quarterly dividends at the initial rate of 4% for the first two years, increasing to 8% in the third year, 12% in the fourth year and a 15% in the fifth year and thereafter. Holders of the Series B Preferred Stock are not entitled to voting rights or preference upon liquidation. Each holder of Series B Preferred Stock shall have the right to convert all or part of his or her shares of Series B Preferred Stock into shares of the Company’s common stock by dividing the stated value by $0.50 subject to closing price and volume limitations and subject to adjustment in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event. The shares of Series B Preferred Stock shall be entitled to piggy-back registration rights.

Series C Preferred Stock

On July 30, 2009, the Company amended its Articles of Incorporation to designate the rights and preferences of 2,000,000 shares of redeemable preferred stock designated as Series C Preferred Stock (the “Series C Preferred Stock”) with a stated value of $1.00 per share. The Series C Preferred shall rank senior to the Company’s common and Series B preferred stock. Holders of Series C Preferred shares will be entitled to non-cumulative quarterly dividends at the initial rate of 10% for the first year, increasing to 15% in the second year and thereafter. Holders of the Series C Preferred Stock are not entitled to voting rights. Each holder of Series C Preferred Stock shall have the right to convert all or part of his or her shares of Series C Preferred Stock into shares of the Company’s common stock by dividing the stated value by $0.50 subject to closing price limitations and subject to adjustment in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event. The shares of Series C Preferred Stock shall be entitled to piggy-back registration rights.

Adoption of 2009 Equity Incentive Plan

On July 7, 2009, the Board of Directors and a majority of the holders of the voting capital of the Company, consisting of two shareholders with an aggregate of 53%, voted to adopt the 2009 Dynamic Response Group, Inc Equity Incentive Plan (the “Plan”).

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

The Company has been a reporting company since March 2007 and its common stock is quoted on the Over-the-Counter-Bulletin-Board under the symbol “DRGZ.OB”. Our principal place of business is located at 4770 Biscayne Boulevard, Suite 780, Miami, Florida 33137. Our telephone number is (305) 576-6889. Our website is www.dynamicresponsegroup.com. The information on our website is not incorporated into and is not a part of this Quarterly Report.

Products and Services. Our success depends in part on our ability to offer products that reflect consumers’ tastes and preferences and therefore, items are added and removed from our product line accordingly. Our current product offerings consist of Riddex Plus, an electronic pest control product that creates an irritating environment for rodents, roaches and other pests inside walls, chasing them from homes and deterring future pests from entering.

Products in Development and Testing. Both Vibio, an exercise platform wholly owned and developed by us, and Spin Fryer, a patented technology that allows for the cooking of fried foods with 50% less oil on the food after cooking, are still in development. We expect to have a working prototype of the Spin Fryer in late 2009. Medico Express, Inc., a licensed durable medical equipment provider and subsidiary of the Company, was approved for billing privileges from Medicare on July 28, 2009 enabling this subsidiary to begin providing direct-to-consumer Medicare reimbursed diabetic medical products targeting the Hispanic community in the United States, Puerto Rico and the Virgin Islands. We anticipate testing our first commercial for Medico in August 2009.

In July, we reacquired our rights to market and sell Aeropedic, a mattress topper constructed from high quality memory foam with adjustable functions, from Allstar Marketing Group, LLC (“Allstar”) and are in the process of shooting a commercial which we anticipate testing in during the third quarter of this year. We also acquired the rights to market and sell Gem Magic, a one step tool that allows consumers to add gems and rhinestones to fabric to create designer looks at a fraction of the cost, from Allstar. The Company will market and distribute Gem Magic in exchange for 60% of the net revenue. The Company will also receive 40% royalties based on gross profits at such time as the Company meets a $1 million marketing benchmark. The term of the agreement is for one year with automatic renewals upon the Company meeting sales of 100,000 units. We are currently editing advertisements for Gem Magic and plan on testing during the fourth quarter of 2009.

Sales and Marketing. We purchase media to advertise our products and programs through radio, direct mail, the Internet and through DRTV or infomercials. Our primary focus on sales and marketing is through DRTV programming that we develop, test and produce in-house for distribution through licensed distributors in the United States. None of our products are currently sold outside the United States. We also use the Internet to sell our products and to provide information for each product to consumers. We offer each of our products through their own websites and promote our websites through visual media, print publications, product packaging and Internet links.

Distribution, Customer Service and Returns. Through each medium, we provide a phone number to our call centers that a consumer calls to order a product. The call center takes the order and transmits order and payment information to our fulfillment center. We also license our products and our advertising through distributors who invest in media and take a larger percentage of the sales. These distributors purchase the goods from us at wholesale and take on the responsibility of marketing our products. We currently outsource order fulfillment, payment processing, inventory management and customer service through Planet E Shop that allows us to distribute products, just-in-time, from a fulfillment center located in Dallas, Texas. This center oversees our customer support for Internet sales and returns and exchanges. Products ordered through one of our in-bound call center partners are generally shipped within 48 hours.

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

SUBSIDIARIES

The Company’s wholly owned subsidiaries are TMK Holdings, Inc, a Florida corporation, Consumer Dynamix Corp, a Florida corporation, ProCede Corp, a Florida corporation and TV Short Force, Inc., a Florida corporation. The Company is the majority shareholder of Medico Express, Inc. (f/k/a USA 24/7, Inc.) a Florida corporation.

RECENT DEVELOPMENTS

On June 10, 2009, the Company increased its authorized common stock from 100,000,000 shares to 250,000,000 shares and its preferred stock from 10,000,000 shares to 50,000,000 shares. Immediately following, on June 11, 2009, the Company implemented a 100 for 1 reverse stock split and changed its trading symbol from DRGP.OB to DRGZ.OB. As a result of increasing its authorized capital, 8,300,749 shares, being all of the issued and outstanding shares of the Company’s Series A Preferred Stock, automatically converted into shares of the Company’s common stock at a rate of one for twelve, or an aggregate of 99,608,988 shares of common stock.

On July 30, 2009, the Company designated 10,000,000 shares of its preferred stock as Series B Preferred Stock and 2,008,000 shares of preferred stock as Series C Preferred Stock, as more fully described in Part II, Item 2 of this Quarterly Report on Form 10-Q.

On July 8, 2009, the Company filed a registration statement on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”) in order to register a maximum of 5,000,000 shares of the Company’s common stock, issuable under the 2009 Dynamic Response Group, Inc Equity Incentive Plan (the “Plan”) as more fully described in Part II, Item 4 of this Quarterly Report on Form 10-Q.

OUTLOOK

As a result of reducing expenses, implementing salary furloughs, and eliminating underperforming products, we recognized net income of $59,957 for the second quarter of 2009 as compared to a net loss of $341,516 during the first quarter. Gross profit, as a percentage of gross revenue, was higher during the second quarter 2009 as compared to the first quarter 2009 and as compared to the same quarter in 2008.

To increase sales, we have added to our product lineup, most notably with Aeropedic which we anticipate testing in during the third quarter of this year and Gem Magic which we expect to begin testing during the fourth quarter of 2009. Our subsidiary, Medico, was approved for billing privileges on July 28, 2009, enabling this subsidiary to begin providing direct-to-consumer Medicare reimbursed diabetic medical products targeting the Hispanic community in the United States, Puerto Rico and the Virgin Islands. We anticipate testing our first commercial for Medico during August of this year.

Management is currently in the final stages of negotiating with several institutions to secure financing for the operations of Medico and the Company.

To reduce debt on our books, management has structured equity conversions of an aggregate of $2.3 million which includes accounts payable and convertible notes.

We expect the challenges resulting from the global economic downturn to stabilize throughout the remainder of fiscal 2009 and believe that our strategy of restructuring our product mix and reducing expenses and debt will help us weather the economic downturn in the long run and improve operating efficiency.

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

Results of Operations - Comparative Three Month Periods Ended June 30, 2009 and 2008

We recognized a net profit of $59,957 for the three months ended June 30, 2009 up $1,929,002 as compared to $(1,869,045) for the same period in 2008.

NET REVENUE BY PRODUCT

Product	Three Months ended June 30, 2009		Three Months ended June 30, 2008		Change
Riddex Plus	$2,414,302	92%	$4,905,438	68%	($2,491,136)	-51%
ProCede(1)	$14,508	1%	$743,819	10%	($729,311)	-98%
Turbo Cooker(2)	$7,713	*	—		$7,713
The Official NASCAR Members Club(3)	—	—	$516,783	7%	($516,783)	-100%
Legends of Soul(3)	$2,468	*	$594,616	8%	($592,148)	-100%
Other	$192,235	7%	$487,515	7%	($295,280)	-61%
NET REVENUE	$2,631,227	100%	$7,248,172	100%

*	Less than 1%

(1)	Due to underperforming sales, we discontinued our marketing efforts for this product during the second half of 2008. Sales during the second quarter 2009 reflect sales from residual orders.

(2)	We launched Turbo Cooker during the second quarter of 2008; however, due to less than favorable profit margins, we discontinued this product during the first quarter of 2009.

(3)	We discontinued our NASCAR and Legends of Soul product offerings in 2008 due to weakened consumer demand and increased return rates associated with these products.

Net revenue decreased $4,616,945 or 64% to $2,631,227 for the three months ended June 30, 2009 as compared to $7,248,172 for the six months ended June 30, 2008. The decrease in net revenue was due primarily to the aforementioned fewer product offerings during the second quarter as compared to the same quarter in 2008. By eliminating these underperforming products, we realized a 92% decrease in returns and allowances, down to $192,813 for the three months ended June 30, 2009 as compared to $2,304,120 for the same three months 2008. Returns and allowances during the second quarter of 2009 were 7% of our gross revenue as compared to 24% for the second quarter of 2008.

As a result of our reduced product offerings in late 2008 and the first two quarters of 2009, our cost of revenues decreased $1,177,280 or 71% to $475,496 for the three months ended June 30, 2009 as compared to $1,652,776 for the three months ended June 30, 2008. Cost of revenues, as a percentage, remained consistent at 17% of our gross revenue during the three months ended June 30, 2009 and for the same period in 2008. As a result of the decrease in our sales, gross profit decreased $3,439,665 or 61% to $2,155,731 for the three months ended June 30, 2009 as compared to $5,595,396 for the same three months ended June 30, 2008.

Total operating expenses decreased $5,345,158 or 73% to $2,017,518 for the three months ended June 30, 2009 as compared to $7,362,676 for the three months ended June 30, 2008 as follows:

Selling and marketing expenses decreased $4,657,312 or 80% to $1,166,577 for the three months ended June 30, 2009 as compared to $5,823,889 for the three months ended June 30, 2008. The decrease was due primarily to a 100% decrease in royalties; a 98% decrease in commissions; an 82% decrease in media and advertising; and a 90% decrease in Other selling expense which consists of product development, testing and infomercials, and development of an in-house ecommerce center.

Merchant charges decreased $176,550 or 54% to $152,284 as compared to $328,834 for the three months ended June 30, 2008. The decrease in credit card merchant fees is directly related to our decrease in revenue.

General and administrative expenses decreased $570,255 or 47% to 639,698 for the three months ended June 30, 2009 compared to $1,209,953 for the same period in 2008. The decrease was the result of staff furloughs and reductions, legal and regulatory costs, and public relations costs.

Results of Operations - Comparative Six-Month Periods Ended June 30, 2009 and 2008

We recognized a net loss of $(281,557) for the six months ended June 30, 2009, up $1,176,557 as compared to $(1,458,115) for the same period in 2008.

NET REVENUE BY PRODUCT

Product	Six Months ended June 30, 2009		Six Months ended June 30, 2008		Change
Riddex Plus	$6,279,351	87%	$9,694,179	63%	($3,414,828)	-35%
ProCede(1)	$49,875	1%	$1,600,441	10%	($1,550,566)	-97%
Turbo Cooker(2)	$178,714	2%	$0	0%	$178,714
The Official NASCAR Members Club(3)	—	—	$1,311,142	9%	($1,311,142)	-100%
Legends of Soul(3)	$79,250	1%	$1,886,476	12%	($1,807,226)	-96%
Other	$591,727	8%	$778,235	5%	($186,508)	-24%
NET REVENUE	$7,178,917	100%	$15,270,473	100%

(1)	Due to underperforming sales, we discontinued our marketing efforts for this product during the second half of 2008. Sales during the second quarter 2009 reflect sales from residual orders.

(2)	We launched Turbo Cooker during the second quarter of 2008; however due to less than favorable profit margins, we discontinued this product during the first quarter of 2009.

(3)	We discontinued our NASCAR and Legends of Soul product offerings in 2008 due to weakened consumer demand and increased return rates associated with these products.

Net revenue decreased $8,091,556 or 53% to $7,178,917 for the six months ended June 30, 2009 as compared to $15,270,473 for the six months ended June 30, 2008. As discussed in our results of operations for the three months ended June 30, the decrease in revenue was due primarily to .fewer product offerings following our elimination of underperforming products. We realized an 82% decrease in returns and allowances, down to $762,322 for the six months ended June 30, 2009 as compared to $4,289,804 for the same six months 2008. Returns and allowances for the six months ended June 30, 2009 were 10% of our gross revenue as compared to 22% for the same period 2008.

Cost of revenues decreased $1,317,483 or 44% to $1,699,033 for the six months ended June 30, 2009 as compared to $3,016,516 for the six months ended June 30, 2008. Cost of revenues was 21% of our gross revenue during the six months ended June 30, 2009 as compared to 15% for the six months ended 2008. The decrease was the result of the reduced number of products in our product mix. As a result of a decrease in our sales, gross profit decreased $6,774,073 or 55% to $5,479,884 for the six months ended June 30, 2009 as compared to $12,253,957 for the six months ended June 30, 2008.

Total operating expenses decreased $8,167,420 or 59% to $5,612,108 for the six months ended June 30, 2009 as compared to $13,779,528 for the six months ended June 30, 2008 as follows:

Selling and marketing expenses decreased $7,591,712 or 69% to $3,463,570 as compared to $11,055,282 for the six months ended June 30, 2008. The decrease was due primarily to payment of royalties during 2009, offset by a 99% decrease in commissions; a 69% decrease in media and advertising; and a 97% decrease in Other expenses which consists of product development, testing and infomercials, and development of an in-house ecommerce center.

Merchant charges decreased $410,962 or 55% to $342,224 as compared to $753,186 for the three months ended June 30, 2008. The decrease in credit card merchant fees is directly related to our decrease in revenue.

General and administrative expenses decreased $618,137 or 31% to $1,352,923 for the six months ended June 30, 2009 compared to $1,971,060 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six Months Ended June 30, 2009

Our cash decreased $153,717 or 80% from $192,332 as of December 31, 2008 to $38,615 as of June 30, 2009 as a result of Medico Express start-up costs.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2009, the six months ended June 30, 2008 and for the cumulative period from inception:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative Period from inception (October 1982) to June 30, 2009
Net Cash From/(Used in) Operating Activities	$(244,270)	$315,926	$(5,410)
Net Cash Provided by (Used in) Investing Activities	$(5,996)	$(150,884)	$(318,651)
Net Cash Provided by (Used in) Financing Activities	$96,549	$(59,482)	$(208,895)
Net Increase/(Decrease) in Cash and Cash Equivalents	$(153,717)	$105,560	$(532,956)

Cash Flows from Operating Activities

Operating activities used net cash of $244,270 for the six months ended June 30, 2009. Net cash used reflects cash used to support net changes in working capital items, which included bad debt expense, inventory, accounts payable and other assets.

Cash Flows used in Investing Activities

Our investing activities used $5,996 in net cash during the six months ended June 30, 2009, no change from our first quarter. Net cash used is composed entirely of capital expenditures on equipment related to our business intelligence and database system.

Cash Flows from Financing Activities

Our financing activities provided net cash of $96,549 for the six months ended June 30, 2009 primarily as a result of an $18,482 loan to the Company by Melissa K. Rice, our Chief Executive Officer, and $79,002 realized upon the conversion of notes payable into shares of our Series C preferred stock.

Financial Position

Our total assets decreased $686,990 or 17% to $3,301,206 as of June 30, 2009 from $3,988,196 as of December 31, 2008. The decrease was primarily associated with a $153,717 decrease in cash; a $517,839 decrease in accounts receivable; a $387,780 decrease in inventory and a $318,584 decrease in other current asset, which was offset by an $187,846 increase in direct response advertising cost.

Obligations Outstanding

As of June 30, 2009 we owe $6,703,406 in accounts payable and accrued expenses to vendors and media providers and $74,507 to officers, employees and consultants to the Company for accrued wages and consulting expenses. The balance due to our officers, employees and consultants accrues interest at 12%.

As of June 30, 2009, the Company owes Melissa K. Rice, our Chief Executive Officer, $18,596 which the Company has agreed to pay back at the interest rate of 12%.

In connection with unsecured convertible promissory notes that we issued to investors during 2005 and 2006, we, entered into conversion agreements with all of our note holders to convert $2,008,000, being all of the debt due and owing at June 30, 2009, into shares of our Series C preferred stock as more fully described in Part II, Item 2 of this Quarterly Report on Form 10-Q.

Material Commitments, Expenditures and Contingencies

We have commitments pursuant to our lease agreement and certain outstanding commitments to creditors as discussed under “Obligations Outstanding” in this section on Liquidity. We believe our available cash, cash expected to be generated from operations, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis; however, as of June 30, 2009, the Company had cash and cash equivalents of $1.5 million, current liabilities of $6.8 million, stockholders’ deficit of $3.5 million and a cumulative net loss of $20,651,084 which may raise doubts about our ability to continue as a going concern without successfully deferring or reducing certain operating costs or raising funds. As a result, the accompanying unaudited financial statements have been prepared on the basis of a going concern assumption and do not reflect any adjustments that might result from the outcome of this uncertainty.

In preparation of launching Medico Express, we have expended $803,988 in connection with start up costs including licenses and required applications, hiring of personnel and creation of an in-house customer service department solely to handle fulfillment of Medico Express orders.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized in the notes to our financial statements and below:

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company has adopted SFAS No. 160 as of January 1, 2009 and does not anticipate that its adoption will have a material impact on its consolidated financial statements as of June 30, 2009.

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

SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted SFAS No. 141(R) as of January 1, 2009 and does not anticipate that its adoption will have a material impact on its consolidated financial statements as of June 30, 2009.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of Melissa K. Rice, its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Melissa K. Rice, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has incurred recurring losses from operations, has limited cash and cash equivalents that raises substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2009, the Company had cash and cash equivalents of $1.5 million, current liabilities of $6.8 million and stockholders’ deficit of $3.5 million; however, during the six months ended June 30, 2009, the Company recognized a net profit of $59,959. Given the Company’s results from operations, current forecasts, and financial position as of June 30, 2009, our present capital resources may not be sufficient to fund our planned operations through and beyond 2009, and/or the Company may require significant additional funds in maintain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations. We cannot assure you that we will successfully defer, reduce or eliminate certain operating expenditures or that we can obtain additional funding on reasonable terms, or at all. Further, if we raise additional funds by issuing equity securities, our stock price may decline, our existing stockholders will experience significant dilution, and the newly issued securities may have rights superior to those of existing shareholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Conversion of Series A Preferred Stock

On June 10, 2009, the Company increased its common stock from 100,000,000 shares to 250,000,000 shares and its preferred stock from 10,000,000 shares to 50,000,000 shares. As a result of filing the amendment to its articles of incorporation, 8,300,749 shares, being all of the issued and outstanding shares of the Company’s Series A Preferred Stock, automatically converted into shares of the Company’s common stock at a rate of one for twelve, or an aggregate of 99,608,988 shares of common stock. The converted Series A Preferred shares resumed the status of authorized shares of preferred stock without differentiation as to series and may be reissued as part of a new series of preferred stock subject to the conditions and restrictions on issuance set forth in the Articles of Incorporation or in any certificate of designation creating a series of preferred stock or any similar stock or as otherwise required by law. A copy of the amendment to increase the Company’s authorized stock was filed as an exhibit to Form 8-K on June 12, 2009. The Company’s Series A Preferred Certificate of Designations was filed as an exhibit with Form 8-K on December 12, 2008. Both amendments are incorporated by reference.

Debt Conversion

On June 30, 2009, the Company received conversion notices to convert an aggregate of $305,843 in past due consulting fees and accrued salary owed to a consultant and an employee for services, respectively, for services rendered between 2007 and 2008. Under the terms of agreements between the Company and the consultant and employee, respectively, dated January 2009, the consultant and employee could convert the obligations into shares of the common stock of the Company at the conversion rate of $0.02 per share beginning June 30, 2009, subject to volume limitations whereby the aggregate number of shares of common stock so converted, together with the converting party’s then current beneficial ownership of the Company’s common stock, does not exceed 9.9% of the Company’s issued and outstanding common stock in any three month period. In approving the conversions, the Company is relying upon exemptions provided for in Sections 4(2) and 4(6) of the Securities Act including Regulation D promulgated thereunder based the consultant’s and employee’s knowledge of our operations and financial condition and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. No shares were issued and outstanding as of June 30, 2009; however, as of August 11, 2009, 850,000 shares have been issued to the consultant and 300,000 shares have been issued to the employee.

Series B Preferred Stock

In June 2009, the Company entered into agreements with certain media vendors to convert accounts payable owed by the Company to the vendors into an aggregate of 10,000,000 shares of preferred stock designated as Series B Preferred Stock of the Company. The Series B Preferred Stock has a stated value of $0.50 per share. Holders of Series B Preferred shares will be entitled to non-cumulative quarterly dividends at the initial rate of 4% for the first two years, increasing to 8% in the third year, 12% in the fourth year and a 15% in the fifth year and thereafter. Holders of the Series B Preferred Stock are not entitled to voting rights or preference upon liquidation. Each holder of Series B Preferred Stock shall have the right to convert all or part of his or her shares of Series B Preferred Stock into shares of the Company’s common stock by dividing the stated value by $0.50 subject to closing price and volume limitations and subject to adjustment in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event. The shares of Series B Preferred Stock shall be entitled to piggy-back registration rights. The Company’s Series B Preferred Certificate of Designations was filed as an exhibit with Form 8-K on July 30, 2009 and is incorporated by reference.

No shares were issued and outstanding as of June 30, 2009; however, as of August 11, 2009, the Company has issued 143,840 shares of Series B Preferred Stock to participating vendors. In issuing the 143,840 shares of Series B Preferred Stock, the Company relied upon exemptions provided for in Sections 4(2) and 4(6) of the Securities Act including Regulation D promulgated thereunder based the vendors’ knowledge of our operations and financial condition and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

Series C Preferred Stock

In June 2009, the Company entered into securities exchange agreements with the holders of its 15% convertible notes to convert an aggregate of $2,008,000 due on the notes into 2,008,000 shares of preferred stock with a stated value of $1.00 per share designated as Series C Preferred Stock together with the right to receive shares of common stock of Medico Express, Inc. The Series C Preferred ranks senior to the Company’s common and Series B Preferred Stock. Holders of Series C Preferred shares will be entitled to non-cumulative quarterly dividends at the initial rate of 10% for the first year, increasing to 15% in the second year and thereafter. Holders of the Series C Preferred Stock are not entitled to voting rights. Each holder of Series C Preferred Stock shall have the right to convert all or part of his or her shares of Series C Preferred Stock into shares of the Company’s common stock by dividing the stated value by $0.50 subject to closing price limitations and subject to adjustment in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event. The shares of Series C Preferred Stock shall be entitled to piggy-back registration rights. The Company’s Series C Preferred Certificate of Designations was filed as an exhibit with Form 8-K on July 30, 2009 and is incorporated by reference.

No shares were issued and outstanding as of June 30, 2009; however, as of August 11, 2009, the Company has issued 2,008,000 shares of Series C Preferred Stock. In issuing the 2,008,000 shares, the Company relied upon exemptions provided for in Sections 4(2) and 4(6) of the Securities Act including Regulation D promulgated thereunder based the note holders’ knowledge of our operations and financial condition and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon Senior Securities during the period ended June 30, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Increase to Authorized Capital

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

On January 7, 2009, the Company filed a preliminary information statement on Schedule 14C with the SEC which was amended by filing Amendment No. 1 to the 14C on January 16, 2009; Amendment No. 2 on March 12, 2009; and Amendment No. 3 on April 20, 2009. On April 24, 2009, the Company received notice from the SEC that the staff had completed its review and had no further comments.

On May 19, 2009, the Company filed a definitive information statement and on June 10, 2009, the Company increased its authorized common stock from 100,000,000 shares to 250,000,000 shares and its preferred stock from 10,000,000 shares to 50,000,000 shares. Immediately following, on June 11, 2009, the Company implemented a 100 for 1 reverse stock split and changed its trading symbol from DRGP.OB to DRGZ.OB.

Adoption of 2009 Equity Incentive Plan

On July 7, 2009, the Board of Directors and a majority of the holders of the voting capital of the Company, consisting of two shareholders with an aggregate of 53%, voted to adopt the 2009 Dynamic Response Group, Inc Equity Incentive Plan (the “Plan”). On July 8, 2009, the Company filed a registration statement on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”) in order to register a maximum of 5,000,000 shares of the Company’s common stock, par value $.0001 per share, issuable under the Plan which is filed as an exhibit to the registration statement and is herein incorporated by reference. As of August 11, 2009, 865,000 shares have been issued under the Plan.

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors. There is no other information required to be disclosed under this item which was not previously disclosed.

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

Date: August 14, 2009	DYNAMIC RESPONSE GROUP, INC.

/s/ Melissa K. Rice
Melissa K. Rice
Principal Executive Officer and Principal Financial Officer

Exhibit Index

No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002