Form 10-Q
period 2009-09-30
Dynamic Response Group, Inc.
filed 2009-11-16
CIK 1098685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

☐  Yes    ☒  No

As of November 13, 2009, there were 13,792,623 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	Audited
ASSETS
Current Assets:
Cash	$48,280	$192,332
Accounts receivable	143,096	657,311
Inventory	101,247	479,035
Direct response advertising cost	1,021,935	839,487
Other current assets	369,963	542,645

Total current assets	1,684,521	2,710,810
Property and equipment, net	109,821	146,925
Intangible assets, net	824,533	824,533
Restricted cash	—	217,392
Other assets	1,170,519	88,536

	2,104,873	1,277,386

Total assets	$3,789,394	$3,988,196

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$6,263,297	$7,307,302
Due to related parties	727,407	56,961
Convertible promissory notes	—	1,928,998

Total current liabilities	6,990,704	9,293,261
Commitments and contingencies
Stockholders’ Deficiency:
Series A Preferred Stock; $.0001 par value, 50,000,000 shares authorized, 0 and 83,007 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	—	830
Series B Preferred Stock; $.0001 par value, 10,000,000 shares authorized, 143,840 and 0 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	14	—
Series C Preferred Stock; $.0001 par value, 2,008,000 shares authorized, 1,903,000 and 0 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	190	—
Common stock; $.0001 par value, 250,000,000 and 100,000,000 shares authorized, 6,192,623 and 905,723 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	619	9,004
Additional paid-in capital	18,062,659	15,054,627
Deferred compensation	(716,770)	—
Accumulated deficit	(20,548,022)	(20,369,526)

Total stockholders’ deficiency	(3,201,310)	(5,305,065)

Total liabilities and stockholders’ deficiency	$3,789,394	$3,988,196

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Gross revenue	2,168,444	10,783,816	$10,109,683	$30,344,093
Returns and allowances	210,307	1,125,527	972,629	5,415,331

Net revenues	1,958,137	9,658,289	9,137,054	24,928,762
Cost of revenues	444,278	2,621,745	2,143,312	5,638,261

Gross profit	1,513,859	7,036,544	6,993,742	19,290,501
Operating Expense:
Selling and marketing
Media and advertising	417,600	2,814,617	2,429,045	9,312,777
Commissions	40,775	222,536	56,681	1,338,553
Fulfillment and shipping	244,365	1,254,292	1,226,899	3,230,138
Call Center	152,632	549,317	548,256	1,403,978
Royalties	2,547	257,194	14,522	661,122
Other	87,016	87,634	133,102	294,304

Total selling and marketing	944,935	5,185,590	4,408,505	16,240,872
Merchant charge	72,672	425,367	414,896	1,178,553
General and administrative	324,021	1,463,961	1,677,003	3,435,021
Bad debt	18,990	—	472,382	—

Total operating expenses	1,360,618	7,074,918	6,972,786	20,854,446

Income (loss) from operations	153,241	(38,374)	20,956	(1,563,945)

Other income (expenses)
Other income	150	—	6,636	14,198
Interest income		35	—	220
Interest expense	(50,268)	(78,253)	(206,088)	(256,303)

Total other expenses	(50,118)	(78,218)	(199,452)	(241,885)

Income (Loss) before income taxes	103,123	(116,592)	(178,496)	(1,805,830)
Provision for (benefit from) income taxes	—	—	—	231,308

Net Income (Loss)	$103,123	$(116,592)	$(178,496)	$(1,574,522)

Basic and diluted weighted average common shares outstanding	5,199,381	90,624,773	2,101,177	89,250,986

Basic and diluted earnings (loss) per share	$0.02	$(0.00)	$(0.08)	$(0.02)

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

	2009	2008
Cash flows from operating activities:
Net (loss)	$(178,496)	$(1,574,522)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation	43,100	10,025
Provision for returns	—	62,000
Allowance for doubtful accounts	—	50,000
Bad debt expense	472,382	—
Conversion of accounts payable and accrued expenses to Series B preferred stock	229,153	—
Changes in assets and liabilities:
Accounts receivable	41,833	319,130
Inventory	377,788	144,195
Direct response advertising costs	(182,448)	(451,156)
Prepaid expenses and other current assets	172,682	(103,901)
Deferred tax asset	—	(231,308)
Restricted cash	—	(215,067)
Other assets	(864,591)	(53,851)
Accounts payable and accrued expenses	(1,044,007)	2,201,803

Net cash (used in) provided by operating activities	(932,604)	157,348

Cash flows used in investing activities:
Purchase of equipment	(5,996)	—
Capital expenditures		(23,062)
Payments toward patent agreement	—	(199,850)

Net cash (used in) investing activities	(5,996)	(222,912)

Cash flows used in financing activities:
Repayment of loans payable	—	(36,000)
Net repayment of related party loans	(935)	(103,104)
Proceeds from shareholder loans	716,481	—
Proceeds from conversion of notes payable	79,002	—

Net cash provided by (used in) financing activities	794,548	(139,104)

Net (decrease) in cash	(144,052)	(204,668)
Cash, beginning of period	192,332	571,571

Cash, end of period	$48,280	$366,903

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—

Cash paid for interest	$—	$292,303

Non-cash investing and financing
Conversion of debt to preferred stock	$1,928,998	$—

Conversion of related party loan to common stock	$45,100

Conversion of accounts payable to preferred stock	$229,153	$—

Issuance of common stock for deferred compensation	$716,770	$—

See the accompanying notes to financial statements

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

NOTE I - NATURE OF BUSINESS

Dynamic Response Group, Inc. (the “Company”) is a marketing company engaged in the business of Electronic & Multi Media Retailing, including print, radio, television and the internet and considers itself an emerging leader in the use of direct response transactional television programming, known as infomercials to market consumer products.

As shown in the accompanying financial statements, the Company’s operating and capital requirements in connection with operations have been and will continue to be significant. Although the Company realized net income during the last two quarters, we had limited working capital, current liabilities of approximately $6.9 million an accumulated deficit of approximately $20 million for the nine months ended September 30, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to generate sales from existing and new products and obtaining adequate capital to launch new products. The financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

Management anticipates that revenues earned from sales and services through its subsidiaries will be the primary source of funds for operating activities. In addition, the Company is in negotiations with several institutions to secure financing for operations and may raise capital through sales of stock and loans to the Company.

In prior quarters, management worked with outstanding creditors and converted some of the Company’s debt to equity, whereby the creditors received shares of Series B Preferred Stock in place of the debt owed. The Series B Preferred Stock will earn escalating interest over the years it is outstanding. The Company has also taken steps to reduce its obligation to its 15% convertible note holders by converting the notes into a Series C Preferred Stock. To date, the Company has reduced liabilities by an aggregate of $2.2 million as a result of the conversions to Series B and Series C Preferred Stock.

In late September 2009, the Company engaged a professional workout firm to assist with negotiations of structured payouts regarding certain accounts payables.

Interim Reporting

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

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

Revenue Recognition

The Company recognizes product revenue, net of estimated sales discounts, returns and allowances, in accordance with FASB new codification of “Revenue Recognition in Financial Statements” which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured. In addition, the Company recognizes product revenue in accordance with Statement of Financial Accounting Standard (SFAS) No. 48 “Revenue Recognition When Right of Return Exists”. This statement requires that in order to recognize revenue at the point of sale when the buyer has a return privilege, the amount of future returns must be reasonably estimable by the seller company.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, inventory and accounts payable and accrued expenses approximates fair value at September 30, 2009 due to the relatively short maturity of the instruments. The carrying value of long-term debt approximates fair value at September 30, 2009 based upon terms available for companies under similar arrangements.

Cash and Cash Equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restricted Cash

In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A “Current Assets and Current Liabilities”, cash which is restricted as to withdrawal is considered a noncurrent asset. Restricted cash consists of a reserve for credit card processing of $0 and $217,392 which the Company holds in separate escrow accounts. There was no balance in this account for the nine months ended September 30, 2009.

Accounts Receivable

Accounts receivable consist of trade receivables due from customers and royalties receivable, and are reported at net realizable value. Royalties receivable include amounts due from upsells and customer lists. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2009 and December 31, 2008, the provision for doubtful accounts was $179 and $103,516, respectively.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the first-in. first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes down inventory during the period in which such products are considered no longer effective.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Normal maintenance and repairs of property and equipment are expensed as incurred while renewals betterments and major repairs that materially extend the useful life of property and equipment are capitalized. Upon retirement or disposition of property and equipment, the asset and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is charged to operations.

Intangible Assets

The Company accounts for intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. Generally, intangible assets with indefinite lives and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues in accordance with guidance established by the FASB new codification of “Accounting for Shipping and Handling Costs” permits companies to adopt a policy of including shipping and handling costs in cost of sales or other income statement line items.

Advertising

Advertising costs are expensed as incurred, except for direct response advertising. Direct response advertising consists primarily of costs associated with eliciting sales to customers, principally the direct response television advertising, and the e-commerce catalog mailings. In accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position, “Reporting on Advertising Costs”, these capitalized direct response advertising costs are amortized over the period during which the future benefits are expected to be received, generally six to twelve months. The Company incurred advertising expenses of $182,448 and $451,156 during the three months ended September 30, 2009 and 2008, respectively. The Company capitalized direct response advertising at a net cost of $182,448 and $451,156 during the nine months ended September 30, 2009 and 2008, respectively.

Income (Loss) Per Share

The Company presents basic income (loss) per share and diluted earnings per share in accordance with the provisions of “Earnings per Share”. Under FASB new codification of basic net income/loss per share is computed by dividing the net income/loss for the year by the weighted average number of common shares outstanding during the year. Diluted net income/loss per share is computed by dividing the net income/loss for the year by the weighted average number of common shares and common share equivalents outstanding during the year.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

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

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with financial institutions, which at times exceeds the insured Federal Deposit Insurance Corporation limit of $250,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company’s accounts receivable trade are due from the individuals in which it markets its products. The Company does not require collateral to secure its accounts receivables. No customers accounted for more than 10% of its net accounts receivables.

New Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently assessing the impact of ASU 2009-13 on its consolidated financial position and results of operations.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables due from individuals. The balances at September 30, 2009 and December 31, 2008 are $143,096 and $657,311, which is shown net of allowances for doubtful accounts of $179 and $103,516.

NOTE 5 - INVENTORIES

	September 30, 2009	December 31, 2008
Finished Goods	$101,247	$550,890
Reserves	—	$(71,855)

Inventory, net	$101,247	$479,035

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation at September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
Computer	$145,206	$139,210
Leasehold Improvements	$24,327	$24,327
Furniture and Fixtures	$9,617	$9,617

	$179,150	$173,154
Accumulated Depreciation	$(69,329)	$(26,229)

Property and Equipment, net	$109,821	$146,925

Depreciation expense totaled $43,100 and $10,025 during the nine months ended September 30, 2009 and 2008, respectively.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

NOTE 7 - INTANGIBLE ASSETS

In August 2008, the Company discontinued the marketing and sale of Procede in its existing state and formula. The Company is currently re-formulating the product and expects to market its updated formula targeting men and women in late 2010. The Company is continuing to fulfill its continuity orders to existing customers to which it had committed prior to discontinuance of the marketing product. The Company continues to capitalize $824,533 toward the intangible asset, which represents the value associated with the Procede name, trademarks and related formulas.

As of September 30, 2009, the Company incurred a total of $1,141,325 relating to start-up cost for Medico Express, Inc. and has $29,193 of security deposits.

NOTE 8 - ACCRUED COMPENSATION

Accrued compensation consists of unpaid wages to officers and consultants. Accrued compensation to officers in the amounts of $61,778 and $75,850 were recorded as of September 30, 2009 and December 31, 2008 respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2009, the Company received an aggregate of $716,481 in loans from shareholders including a loan from Melissa K. Rice, the Company’s Chief Executive Officer in the aggregate amount of $698,000. The loans bear interest at the rate of 12% and are due on demand.

NOTE 10 - CONVERTIBLE NOTES

The total convertible notes as of September 30, 2009 and December 31, 2008 are $0 and $1,928,998. As of September 30, 2009, the Company has converted an aggregate of $2,008,000, being all of the Company’s 15% convertible notes, into shares of Series C Preferred Stock with a stated value of $1.00 per share designated together with the right to receive shares of common stock of Medico Express, Inc. Interest expense associated with the 15% convertible notes totaled $49,547 and $200,509 for the nine months ended September 30, 2009 and December 31, 2008.

NOTE 11 - LEGAL

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

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

NOTE 12 - EQUITY

Increase of Authorized Common Stock and Reverse Stock Split

On June 10, 2009, the Company increased its authorized common stock from 100,000.000 shares to 250,000,000 shares and its preferred stock from 10,000,000 shares to 50,000,000 shares. Immediately following, on June 11, 2009, the Company implemented a 100 for 1 reverse stock split and changed its trading symbol from DRGP.OB to DRGZ.OB.

Conversion of Series A Preferred Stock

As a result of filing the amendment to its articles of incorporation 8,300,749 shares, being all of the issued and outstanding shares of the Company’s Series A Preferred Stock, automatically converted into shares of the Company’s common stock at a rate of one for twelve, or an aggregate of 99,608,988 shares of common stock. The converted Series A Preferred shares resumed the status of authorized shares of preferred stock without differentiation as to series and may be reissued as part of a new series of preferred stock subject to the conditions and restrictions on issuance set forth in the Articles of incorporation or in any certificate of designation creating a series of preferred stock or any similar stock or as otherwise required by law.

Debt Conversion

On June 30, 2009, the Company received conversion notices to convert an aggregate of $305,843 in past due consulting fees and accrued salary owed to a consultant and an employee for services, respectively, for services rendered between 2007 and 2008. Under the terms of agreements between the Company and the consultant and employee, respectively, dated January 2009, the consultant and employee could convert the obligations into shares of the common stock of the Company at the conversion rate of $0.02 per share beginning June 30, 2009, subject to volume limitations whereby the aggregate number of shares of common stock so converted, together with the converting party’s then current beneficial ownership of the Company’s common stock, does not exceed 9.9% of the Company’s issued and outstanding common stock in any three month period. As of September 30, 2009, the Company has converted an aggregate of $57,700 into 2,885,000 shares of common stock.

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

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

NOTE 12 - EQUITY (CONTINUED)

Each holder of Series B Preferred Stock shall have the right to convert all or part of his or her shares of Series B Preferred Stock into shares of the Company’s common stock by dividing the stated value by $0.50 subject to closing price and volume limitations and subject to adjustment in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event. As of September 30, 2009, the Company has converted an aggregate of $143,840 in accounts payable into 143,840 shares of Series B Preferred Stock.

Series C Preferred Stock

In June 2009, the Company entered into securities exchange agreements with the holders of its 15% convertible notes to convert an aggregate of $2,008,000 due on the notes into 2,008,000 shares of preferred stock with a stated value of $1.00 per share designated as Series C Preferred Stock together with the right to receive shares of common stock of Medico Express, Inc. The Series C Preferred ranks senior to the Company’s common and Series B Preferred Stock. Holders of Series C Preferred shares will be entitled to non-cumulative quarterly dividends at the initial rate of 10% for the first year, increasing to 15% in the second year and thereafter. Holders of the Series C Preferred Stock are not entitled to voting rights. Each holder of Series C Preferred Stock shall have the right to convert all or part of his or her shares of Series C Preferred Stock into shares of the Company’s common stock by dividing the stated value by $0.50 subject to closing price limitations and subject to adjustment in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event. As of September 30, 2009, the Company has converted an aggregate of $2,008,000 due on its 15% convertible notes into 2,008,000 shares of Series C Preferred Stock of which, 105,000 shares have been converted into shares of common stock of the Company.

NOTE 13 - EQUITY INCENTIVE PLAN

On July 7, 2009, the Company and a majority of the shareholders adopted the 2009 Dynamic Response Group, Inc Equity Incentive Plan (the “2009 Plan”) for the purpose of affording an incentive to employees and eligible consultants of the Company. The 2009 Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company’s common shares to eligible directors, officers, employees or consultants. The Plan is administered by the Board of Directors until such time as a committee of not less than two directors shall be appointed. A maximum of 5,000,000 shares of the Company’s common stock have been authorized for issuance under the 2009 Plan.

On July 8, 2009, the Company filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register a maximum of 5,000,000 shares of the Company’s common stock, par value $.0001 per share, issuable under the Plan. As of September 30, 2009, 899,500 shares have been issued under the Plan to several multi-year agreements with specific consulting experts, who have agreed to assist the Company (DRG and Medico) with marketing, product development and Medicare regulations and reimbursements procedures.

DYNAMIC RESPONSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

NOTE 14 - SUBSEQUENT EVENTS

On October 26, 2009, the Company entered into an agreement with Synergy I.P. Group, LLC (“Synergy”) for the purpose of entering into a definitive agreement to acquire exclusive worldwide licensing rights to design, engineer, market and distribute the Commercial Spin Fryer for use in the restaurant and institutional food service industry. Reno R. Rolle, a director of the Company, is the President and partner of Synergy. Melissa K. Rice, a director and Chief Executive Officer of the Company is a principal of West Coast Investments Enterprises, LLC, a minority interest holder of Synergy.

Under the proposed terms of the acquisition, the Company and Synergy will conduct operations through Dynamic Synergies, LLC (“Dynamic Synergies”). Dynamic Synergies will finance costs associated with the Commercial Spin Fryer including costs for design, engineering, registration of patents and trademarks, sales, marketing and distribution. Synergy and Dynamic Synergies will share profits and patent rights equally with final terms and conditions to be finalized pending execution of the definitive agreement.

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

Products and Services. Our success depends in part on our ability to offer products that reflect consumers’ tastes and preferences and therefore, items are added and removed from our product line accordingly. Our current product offerings consist of Riddex Plus, an electronic pest control product that creates an irritating environment for rodents, roaches and other pests inside walls, chasing them from homes and deterring future pests from entering. We launched Medico Express, a licensed durable medical equipment provider and subsidiary of the Company that provides direct-to-consumer Medicare reimbursed diabetic medical products targeting the Hispanic community in the United States, Puerto Rico and the Virgin Islands.

Products in Development and Testing. Both Vibio, an exercise platform wholly owned and developed by us, and Spin Fryer, a patented technology that allows for the cooking of fried foods with 50% less oil on the food after cooking, are still in development. We expect to have a working prototype of the Spin Fryer for retail consumers in late 2009. During the third quarter, we tested Aeropedic, a mattress topper constructed from high quality memory foam with adjustable functions, which we believe tested well and anticipate rolling out during January 2010. We also tested Gem Magic, a one step tool that allows consumers to add gems and rhinestones to fabric to create designer looks at a fraction of the cost, however this product did not meet our criteria for product development and we have dropped this product from consideration. We have also acquired the rights to market and sell a loan modification workbook which we anticipate rolling out during the first quarter of 2010.

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

SUBSIDIARIES

The Company’s wholly owned subsidiaries are TMK Holdings, Inc, a Florida corporation, Consumer Dynamix Corp, a Florida corporation, ProCede Corp, a Florida corporation and TV Short Force, Inc., a Florida corporation. The Company is the majority shareholder of Medico Express, Inc. (f/k/a USA 24/7, Inc.) a Florida corporation and is an equal interest holder of Dynamic Synergies, LLC, a Florida limited liability company.

RECENT DEVELOPMENTS

As set forth in a Current Report on Form 8-K filed on October 29, 2009, the Company entered into an agreement with Synergy I.P. Group, LLC (“Synergy”) for the purpose of entering into a definitive agreement to acquire exclusive worldwide licensing rights to design, engineer, market and distribute the Commercial Spin Fryer for use in the restaurant and institutional food service industry. Reno R. Rolle, a director of the Company, is the President and partner of Synergy. Under the proposed terms of the acquisition, the Company and Synergy will conduct operations through Dynamic Synergies, LLC (“Dynamic Synergies”). Dynamic Synergies will finance costs associated with the Commercial Spin Fryer including costs for design, engineering, registration of patents and trademarks, sales, marketing and distribution. Synergy and Dynamic Synergies will share profits and patent rights equally with final terms and conditions to be finalized pending execution of the definitive agreement.

OUTLOOK

As a result of lowering operating expenses, we recognized net income of $103,123 during the third quarter of 2009 up from $59,957 for the second quarter and a net loss of $341,516 during the first quarter. Gross profit, as a percentage of gross revenue, was consistent with the second quarter, which was higher than the first quarter 2009 and as compared to the same third quarter in 2008.

We expect the challenges resulting from the global economic downturn to stabilize throughout the remainder of fiscal 2009 and believe that our strategy of restructuring our product mix and reducing expenses and debt will help us weather the economic downturn in the long run and improve operating efficiency.

Management has worked with outstanding creditors and converted some of the Company’s debt to equity, whereby the creditors received shares of Series B Preferred Stock. The Company has also taken steps to reduce its obligation to its 15% convertible note holders by converting the notes into a Series C Preferred Stock. To date, the Company has reduced liabilities by an aggregate of $2.2 million as a result of the conversions to Series B and Series C Preferred Stock.

The Company continues to work with its creditors to resolve outstanding media payable obligations. In late September 2009, the Company retained a consulting firm with extensive experience in accounts payable workouts to analyze the status of these accounts, assume negotiations on the Company’s behalf and to advise management throughout the process. Settlements require management approval.

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

Results of Operations - Comparative Three Month Periods Ended September 30, 2009 and 2008

We recognized net income of $103,123 for the three months ended September 30, 2009 as compared to a net loss of $116,592 for the same period in 2008.

NET REVENUE BY PRODUCT

Product	Three Months ended September 30, 2009		Three Months ended September 30, 2008		Change
Riddex Plus	$1,685,557	86%	$7,622,142	79%	($5,936,585)	-78%
ProCede(1)	$15,221	1%	$399,415	4%	($384,194)	-96%
Turbo Cooker(2)	$40,518	2%	$641,357	7%	$40,518
The Official NASCAR Members Club(2)	($80)	—	$61,646	1%	($61,646)	-100%
Legends of Soul(2)	—	—	$507,782	5%	($507,782)	-100%
Other	$216,920	11%	$425,946	4%	($209,026)	-49%
NET REVENUE	$1,958,137	100%	$9,658,289	100%

*	Less than 1%

(1)	Due to underperforming sales, we discontinued our marketing efforts for this product during the second half of 2008. Sales during the third quarter 2009 reflect sales from residual orders.

(2)	Products discontinued in 2008 and first part of 2009. Sales during the third quarter 2009 reflect sales from residual orders

Net revenue decreased $7,700,152 or 80% to $1,958,137 for the three months ended September 30, 2009 as compared to $9,658,289 for the three months ended September 30, 2008. The decrease in net revenue was due primarily to the aforementioned fewer product offerings during the third quarter as compared to the same quarter in 2008. By eliminating underperforming products, we realized an 81% decrease in returns and allowances, down to $210,307 for the three months ended September 30, 2009 as compared to $1,125,527 for the same three months 2008. Returns and allowances during the third quarter of 2009 were 10% of our gross revenue, no change as compared to returns for the same quarter in 2008.

As a result of our reduced product offerings, our cost of revenues decreased $2,177,467 or 83% to $444,278 for the three months ended September 30, 2009 as compared to $2,621,745 for the three months ended September 30, 2008. Cost of revenues, as a percentage, decreased slightly to 20% during the three months ended September 30, 2009 as compared to 24% for the same period in 2008. As a result of the decrease in our sales, gross profit decreased $5,522,685 or 78% to $1,513,859 for the three months ended September 30, 2009 as compared to $7,036,544 for the same three months ended September 30, 2008.

Total operating expenses decreased from $7,074,918 for the three months ended September 30, 2008 to $1,360,618 during the third quarter of 2009 as follows:

Selling and marketing expenses decreased $4,240,655 or 82% to $944,935 for the three months ended September 30, 2009 as compared to $5,185,590 for the same three months 2008. The decrease was due primarily to a 99% decrease in royalties; an 82% decrease in commissions; an 85% decrease in media and advertising; and an 81% decrease in fulfillment and freight.

Merchant charges decreased $352,695 or 83% to $72,672 as compared to $425,367 for the three months ended September 30, 2008. The decrease in credit card merchant fees is directly related to our decrease in revenue.

General and administrative expenses decreased $1,139,940 or 78% to $324,021 for the three months ended September 30, 2009 compared to $1,463,961 for the same period in 2008. The decrease was the result of allocations to our subsidiary Medico Express and reductions in staff.

Results of Operations - Comparative Nine-Month Periods Ended September 30, 2009 and 2008

We recognized a net loss of $(178,496) for the nine months ended September 30, 2009, as compared to a net loss of $(1,574,522) for the same period in 2008.

NET REVENUE BY PRODUCT

Product	Nine Months ended September 30, 2009		Nine Months ended September 30, 2008		Change
Riddex Plus	$7,964,908	87%	$17,052,026	68%	($9,087,118)	-53%
ProCede(1)	$65,096	1%	$2,080,472	8%	($2,015,376)	-97%
Turbo Cooker(2)	$219,233	2%	$688,850	3%	$219,233
The Official NASCAR Members Club(2)	—	—	$2,669,184	11%	($2,669,184)	-100%
Legends of Soul(2)	$79,250	1%	$2,135,196	9%	($2,055,946)	-96%
Other	$808,566	9%	$303,033	1%	$505,533	167%
NET REVENUE	$9,137,054	100%	$24,928,762	100%

*	Less than 1%

(1)	Due to underperforming sales, we discontinued our marketing efforts for this product during the second half of 2008. Sales during the third quarter 2009 reflect sales from residual orders.

(2)	Products discontinued in 2008 and first part of 2009. Sales during the third quarter 2009 reflect sales from residual orders.

Net revenue decreased $15,791,708 or 63% to $9,137,054 for the nine months ended September 30, 2009 as compared to $24,928,762 for the nine months ended September 30, 2008. As discussed in our results of operations for the three months ended September 30, the decrease in revenue was due primarily to fewer product offerings following our elimination of underperforming products. We realized an 82% decrease in returns and allowances, down to $972,629 for the nine months ended September 30, 2009 as compared to $5,415,331 for the same nine months 2008. Returns and allowances for the nine months ended September 30, 2009 were 10% of our gross revenue as compared to 18% for the same period 2008.

Cost of revenues decreased $3,494,949 or 62% to $2,143,312 for the nine months ended September 30, 2009 as compared to $5,638,261 for the nine months ended September 30, 2008. Cost of revenues was 21% of our gross revenue during the nine months ended September 30, 2009 as compared to 19% for the nine months ended 2008. The decrease was the result of the reduced number of products in our product mix. As a result of a decrease in our sales, gross profit decreased $12,296,759 or 64% to $6,993,742 for the nine months ended September 30, 2009 as compared to $19,290,501 for the nine months ended September 30, 2008.

Total operating expenses decreased $13,881,660 or 67% to $6,972,786 for the nine months ended September 30, 2009 as compared to $20,854,446 for the nine months ended September 30, 2008 as follows:

Selling and marketing expenses decreased $11,832,367 or 73% to $4,408,505 as compared to $16,240,872 for the nine months ended September 30, 2008. The decrease was due primarily to a 98% decrease in royalties; a 96% decrease in commissions; a 74% decrease in media and advertising; and decreases in fulfillment and freight, call center and other expenses.

Merchant charges decreased $763,657 or 65% to $414,896 as compared to $1,178,553 for the nine months ended September 30, 2008. The decrease in credit card merchant fees is directly related to our decrease in revenue.

General and administrative expenses decreased $1,758,018 or 52% to $1,677,003 for the nine months ended September 30, 2009 compared to $3,435,021 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Nine Months Ended September 30, 2009

Our cash decreased $144,052 or 75% from $192,332 as of December 31, 2008 to $48,280 as of September 30, 2009 as a result of Medico Express start-up costs.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2009, the nine months ended September 30, 2008 and for the cumulative period from inception:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative Period from inception (October 1982) to September 30, 2009
Net Cash From/(Used in) Operating Activities	$(932,604)	$157,348	$(693,744)
Net Cash Provided by (Used in) Investing Activities	$(5,996)	$(222,912)	$(318,651)
Net Cash Provided by (Used in) Financing Activities	$794,548	$(139,104)	$489,104
Net Increase/(Decrease) in Cash and Cash Equivalents	$(144,052)	$(204,668)	$(523,291)

Cash Flows from Operating Activities

Operating activities used net cash of $932,604 for the nine months ended September 30, 2009. Net cash used reflects cash used to support net changes in working capital items, which included bad debt expense, inventory, accounts payable and other assets.

Cash Flows used in Investing Activities

Our investing activities used $5,996 in net cash during the nine months ended September 30, 2009, no change from our first and second quarter. Net cash used is composed entirely of capital expenditures on equipment related to our business intelligence and database system.

Cash Flows from Financing Activities

Our financing activities provided net cash of $794,548 for the nine months ended September 30, 2009 primarily as a result of a $698,000 loan to the Company by Melissa K. Rice, our Chief Executive Officer, and $79,002 realized upon the conversion of notes payable into shares of our Series C Preferred Stock.

Financial Position

Our total assets decreased $198,802 or 5% to $3,789,394 as of September 30, 2009 from $3,988,196 as of December 31, 2008. The decrease was primarily associated with $514,052 decrease in cash, a $514,215 decrease in accounts receivable, which was offset by a $1,081,983 increase in other assets consisting of start up costs related to Medico Express.

Obligations Outstanding

As of September 30, 2009 we owe $6,263,297 in accounts payable and accrued expenses to vendors and media providers and $727,407 to officers, employees and consultants to the Company for accrued wages and consulting expenses. The balance due to our officers, employees and consultants accrues interest at 12%.

During the three months ended September 30, 2009, the Company received an aggregate of $716,481 in loans from shareholders including a loan from Melissa K. Rice, the Company’s Chief Executive Officer in the aggregate amount of $698,000. The loans bear interest at the rate of 12% and are due on demand.

Material Commitments, Expenditures and Contingencies

We have commitments pursuant to our lease agreement and certain outstanding commitments to creditors as discussed under “Obligations Outstanding” in this section on Liquidity. We believe our available cash, cash expected to be generated from operations, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis; however, as of September 30, 2009, the Company had cash and cash equivalents of $48,280, current liabilities of $6.9 million, stockholders’ deficit of $3.2 million and a cumulative net loss of $20,548,022 which may raise doubts about our ability to continue as a going concern without successfully deferring or reducing certain operating costs or raising funds. As a result, the accompanying unaudited financial statements have been prepared on the basis of a going concern assumption and do not reflect any adjustments that might result from the outcome of this uncertainty.

In preparation of launching Medico Express, we have incurred expenses of $1,141,325 as of September 30, 2009 in connection with start up costs including licenses and required applications, hiring of personnel and creation of an in-house customer service department solely to handle fulfillment of Medico Express orders.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized in the notes to our financial statements and below:

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently assessing the impact of ASU 2009-13 on its consolidated financial position and results of operations.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of Melissa K. Rice, its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Melissa K. Rice, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2009, the Company was named as a defendant in an action brought in the 13th Judicial Circuit Court in and for Hillsborough County, Florida, by Reliant International Media, Corp., (n/k/a Responzetv American Inc., Lpd.) seeking specific performance on allegations of breach of contract and tortious interference in connection with an agreement to market and sell Riddex. During the third quarter, the case was withdrawn for venue and to the best of management’s belief, has not been refiled at this time. Pending refiling of the case, the outcome of the litigation is undeterminable; however, the Company denies any allegations of wrongdoing and intends to vigorously defend itself.

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

The Company has incurred recurring losses from operations, has limited cash and cash equivalents that raises substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2009, the Company had cash and cash equivalents of $48,280, current liabilities of $6.9 million and stockholders’ deficit of $3.2 million; however, during the six months ended September 30, 2009, the Company recognized a net profit of $59,959. Given the Company’s results from operations, current forecasts, and financial position as of September 30, 2009, our present capital resources may not be sufficient to fund our planned operations through and beyond 2009, and/or the Company may require significant additional funds in maintain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations. We cannot assure you that we will successfully defer, reduce or eliminate certain operating expenditures or that we can obtain additional funding on reasonable terms, or at all. Further, if we raise additional funds by issuing equity securities, our stock price may decline, our existing stockholders will experience significant dilution, and the newly issued securities may have rights superior to those of existing shareholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2009, the Company issued the following securities:

Common Stock

Between July and September 30, 2009, the Company issued an aggregate of 630,000 shares of common stock to an employee and 2,255,000 shares to a consultant upon conversion of debt incurred between 2007 and 2008. Under the terms of agreements between the Company and the consultant and employee, respectively, dated January 2009, the obligations converted into shares of the common stock of the Company at the conversion rate of $0.02 per share.

Between July and September 2009, the Company issued an aggregate of 105,000 shares of common stock upon conversion of its Series C Preferred Stock discussed below.

On July 10, 2009, the Company issued 20,000 shares of restricted common stock to a consultant for services rendered. The stock was valued at $0.02 per share.

On September 25, 2009, the Company authorized the issuance of 750,000 shares of common stock to each of its directors as follows; (i) 750,000 shares of restricted common stock to Melissa K. Rice, for services rendered as director of the Company for fiscal year 2009; and 650,000 shares of restricted common stock and 100,000 shares of common stock pursuant to the Company’s 2009 Equity Incentive Plan to Reno R. Rolle for services rendered as director of the company during fiscal year 2009. The restricted shares were valued at $0.58 per share being the 30 day average closing price of the Company’s common stock on the OTCBB prior to September 25, 2009.

In issuing the foregoing shares, the Company relied upon exemptions provided for in Sections 4(2) and 4(6) of the Securities Act including Regulation D promulgated thereunder based upon the recipient’s knowledge of our operations and financial condition and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

Preferred Stock

During the three months ended September 30, 2009, the Company issued an aggregate of 143,840 shares of Series B Preferred Stock to vendors in connection with the conversion of accounts payable owed by the Company to the vendors. As set forth in the Company’s Series B Preferred Certificate of Designations, filed as an exhibit with Form 8-K on July 30, 2009, the Series B

Preferred Stock has a stated value of $0.50 per share. Holders of Series B Preferred shares are entitled to non-cumulative quarterly dividends at the initial rate of 4% for the first two years, increasing to 8% in the third year, 12% in the fourth year and a 15% in the fifth year and thereafter. Holders of the Series B Preferred Stock are not entitled to voting rights or preference upon liquidation. Each holder of Series B Preferred Stock has the right to convert all or part of his or her shares of Series B Preferred Stock into shares of the Company’s common stock by dividing the stated value by $0.50 subject to closing price and volume limitations and subject to adjustment in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event. The shares of Series B Preferred Stock are entitled to piggy-back registration rights. In issuing the shares of Series B Preferred Stock, the Company relied upon exemptions provided for in Sections 4(2) and 4(6) of the Securities Act including Regulation D promulgated thereunder based the vendors’ knowledge of our operations and financial condition and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

During the three months ended September, 2009, the Company issued an aggregate of 2,008,000 shares of Series C Preferred stock to holders of the Company’s 15% convertible notes. As set forth in the Company’s Series C Preferred Certificate of Designations filed as an exhibit with Form 8-K on July 30, 2009, the Company has agreed to allow the note holders to convert an aggregate of $2,008,000 due on the notes into 2,008,000 shares of preferred stock with a stated value of $1.00 per share together with the right to receive shares of common stock of Medico Express, Inc. The Series C Preferred ranks senior to the Company’s common and Series B Preferred Stock. Holders of Series C Preferred shares are entitled to non-cumulative quarterly dividends at the initial rate of 10% for the first year, increasing to 15% in the second year and thereafter. Holders of the Series C Preferred Stock are not entitled to voting rights. Each holder of Series C Preferred Stock has the right to convert all or part of his or her shares of Series C Preferred Stock into shares of the Company’s common stock by dividing the stated value by $0.50 subject to closing price limitations and subject to adjustment in the event of the subdivision, combination or consolidation by stock split, stock dividend, combination or like event. The shares of Series C Preferred Stock are entitled to piggy-back registration rights. In issuing the shares, the Company relied upon exemptions provided for in Sections 4(2) and 4(6) of the Securities Act including Regulation D promulgated thereunder based the note holders’ knowledge of our operations and financial condition and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 7, 2009, the Board of Directors and a majority of the holders of the voting capital of the Company, consisting of two shareholders with an aggregate of 53%, voted to adopt the 2009 Dynamic Response Group, Inc Equity Incentive Plan (the “Plan”). On July 8, 2009, the Company filed a registration statement on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”) in order to register a maximum of 5,000,000 shares of the Company’s common stock, par value $.0001 per share, issuable under the Plan which is filed as an exhibit to the registration statement and is herein incorporated by reference. As of September 30, 2009, 899,500 shares have been issued under the Plan which includes 100,000 shares issued to Reno R. Rolle for his service as director during fiscal year 2009.

ITEM 5.	OTHER INFORMATION

In August 2009, the Company replaced all of its outstanding 11,712,000 warrants with new warrants exercisable into the same number of shares and with the same terms and conditions. The new warrants consolidate and supersede all previous amendments and supplements. The form of warrant is attached hereto as an exhibit to this Report.

On September 30, 2009, the Board of Directors, with Reno R. Rolle abstaining, and a majority of the holders of the voting capital of the Company, consisting of four shareholders with an aggregate of 55% voted to approve a one year consulting agreement between the Company and Mr. Rolle. Under the terms of the agreement, effective October 10, 2009, Mr. Rolle will continue to serve as a director and will assist the Company in developing and marketing products and developing business opportunities for the Company and its subsidiaries. In exchange for his consulting services, Mr. Rolle shall receive a monthly fee of $25,000 which may be paid in cash or shares of stock of the Company. All disclosures regarding the consulting arrangement with Mr. Rolle are qualified by and subject to the rights, preferences and designations set forth in the consulting agreement attached as an exhibit to this Report.

Melissa K. Rice, a director and Chief Executive Officer of the Company is a principal of West Coast Investments Enterprises, LLC, which acquired a minority interest of Synergy I.P. Group, LLC (“Synergy) in October 2009. Reno R. Rolle, a director of the Company, is the President and partner of Synergy. Synergy and the Company entered into a manufacturing and marketing agreement in May 2008 for the Spin Fryer. In October 2009, the Company entered into a letter of intent with Synergy to acquire exclusive worldwide licensing rights to design, engineer, market and distribute the Commercial Spin Fryer for use in the restaurant and institutional food service industry.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

No.	Description

4.1	Form of Warrant

10.1	Consulting Agreement between the Company and Reno R. Rolle, dated October 10, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2009	DYNAMIC RESPONSE GROUP, INC.

/s/ Melissa K. Rice
Melissa K. Rice
Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Warrant

10.1	Consulting Agreement between the Company and Reno R. Rolle, dated October 10, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002